Form 10QSB
period 1994-12-31
SPPS FINANCIAL CORP
filed 1998-08-07
CIK 925665

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB


                                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                       Commission File Number
December 31, 1994                                               0-24378


                                            SPPS FINANCIAL CORPORATION
                         (Exact Name of Registrant as specified in its Charter)


            Delaware                                          33-0611745
(State or other Jurisdiction of                        I.R.S. Employer Identi-
Incorporation or Organization                                fication No.)

1500 Quail Street, Suite 550, Newport Beach, California                 92660
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

                                           Yes    X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                424,600
----------------------------------                     --------------------
Title of Class                                     Number of Shares outstanding
                                                        at December 31, 1994

No exhibits included.



                           SPPS FINANCIAL CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1994              1994


CURRENT ASSETS - CASH                                                                             763
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $102 and $143 (Note 1)                                       161               120

              TOTAL ASSETS                                                                  $     924         $     120



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     168         $     847

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                               425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                                (490)           (1,973)


              TOTAL STOCKHOLDERS' EQUITY                                                          756             (727)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     924         $     120

                                  See accompanying Notes to Financial Statements



                                                                   2




                           SPPS FINANCIAL CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                                                                                                       CUMULATIVE
                                                                    FOR THE                         FOR THE               FROM
                                                                  NINE MONTHS                        THREE              INCEPTION
                                                                     ENDED                       MONTHS ENDED        (JUNE 11, 1992)
                                                                 DECEMBER 31,                    DECEMBER 31,          TO DECEMBER
                                                             1994            1993            1994           1993         31, 1994



REVENUES                                                $        -0-     $       -0-     $        -0-    $        -0-   $        -0-

OPERATING EXPENSES

    General and Administrative                                 1,442                              198                          1,830
    Amortization                                                  41              41               14              14            143
TOTAL OPERATING EXPENSES                                       1,483              41              212              14          1,973


NET (LOSS)                                              $    (1,483)     $      (41)     $      (212)    $       (14)   $    (1,973)

NET (LOSS) PER SHARE                                    $      (Nil)     $     (Nil)     $      (Nil)    $      (Nil)   $      (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                       424,600         408,317          424,600         424,600        413,368



                                  See accompanying Notes to Financial Statements



                                                                   3



                           SPPS FINANCIAL CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS


                                                                                                                       CUMULATIVE
                                                                    FOR THE                         FOR THE               FROM
                                                                  NINE MONTHS                        THREE              INCEPTION
                                                                     ENDED                       MONTHS ENDED        (JUNE 11, 1992)
                                                                 DECEMBER 31,                    DECEMBER 31,          TO DECEMBER
                                                             1994            1993            1994           1993         31, 1994

CASH FLOWS FROM OPERATING
ACTIVITIES

    Net (Loss)                                          $    (1,483)     $      (27)     $      (212)    $       (14)   $    (1,973)

    Add item not requiring the
       use of cash-Amortization                                   41              27               14              14            143

       Increase (decrease) in accounts
       payable                                                   679                              198                            847



    Net cash flows from operating
       activities                                              (763)                                                           (983)

    CASH FLOWS INVESTING ACTIVITIES
      Organizational Costs                                                                                                     (263)

    CASH FLOWS FROM FINANCING
    ACTIVITIES
       Contribution to Capital                                                                                                   500
       Sale of Common Stock                                                                                                      746


       Net Cash flows from financing
         activities                                                                                                            1,246
NET INCREASE (DECREASE) IN CASH                                (763)

CASH BALANCE AT BEGINNING OF PERIOD                              763             237                              237

CASH BALANCE AT END OF PERIOD                           $                $       237     $               $        237   $


                                  See accompanying Notes to Financial Statements



                                                                   4

                                            SPPS FINANCIAL CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 DECEMBER 31, 1994


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1994, the results of operations for the three and nine months ended December 31, 1994 and 1993, and the cash flows for the three and nine months ended December 31, 1994 and 1993.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1994. The results of operations for the nine months ended December 31, 1994 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1995.

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