Form 10KSB
period 1996-03-31
SPPS FINANCIAL CORP
filed 1998-08-07
CIK 925665

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1996

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                             ------------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1996 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1996:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1996, there were 115 stockholders of record.

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             The Company has been recently formed and has not engaged in any operations other than organizational matters. Its operating deficit is being founded by an officer and director.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index. Its operating deficit is being funded by an officer and director.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows. The officer and director holds similar positions in a number of other "blind pool-blank check" companies. See "Conflicts of Interest."

            Jehu Hand has been President and Secretary of the Company since its inception and Chief financial Officer since January 1, 1995. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University.

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

A total of 2,000,000 shares are authorized for issuance under the Plan, of which 20,000 shares are issuable under options granted to an officer and director at $.50 per share, and 20,000 shares are issuable to the same individual at $.01 per share, both exercisable until June 11, 1997. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 1996.

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Jehu Hand (1)(2)                        372,066                          45.8%

            Elizabeth Rodelli                        90,000                           21.2%
            2249 Via Salvador
            San Clemente, CA 92672

            All officers and
            directors as a group
            (1 person) (1)                          372,066                          45.8%

         (1) Includes 40,000 shares issuable upon exercise of stock options held by Mr. Hand, and 242,066 Shares of common stock issuable upon conversion of a promissory note.
         (2)      The address of such person is care of the Company.

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

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1995 and 1996 such expenses totalled $947 and $1,057. On April 1, 1995 the Company gave the officer a demand promissory note convertible into 242,066 shares of common stock at the officer's option.

                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits.  The following exhibits of the Company are included herein.


                                                                   Sequential
    Exhibit No.            Document Description                      Page No.

        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(1)
                           3.2      Bylaws(1)

         10.               Material Contracts

                           10.1.    1992 Stock Option Plan(1)
                           10.2     Stock Option Agreement with Jehu Hand(1)
                           10.3     Stock Option Agreement with Eric Anderson(1)
                           10.4     Stock Option Agreement with Jehu Hand(2)
                           10.5 Demand Convertible Promissory Note from Jehu Hand(2)

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB, File No. 0-24378.
(2)      Incorporated by reference to the Company's 1995 Annual Report.

        (b)                Reports on Form 8-K.

                           Not Applicable.



SPPS FINANCIAL CORPORATION
(A Development Stage Company)                                                      Statements of Financial Position


                                                      ASSETS

                                                                                    March 31,        March 31,
                                                                                      1996             1995


CURRENT ASSETS - CASH                                                               $                $
     OTHER ASSETS
            Organization costs, net of accumulated
            amortization of $210 and $156, (Note 1)                                       53               107

     TOTAL ASSETS                                                                   $     53         $     107



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $  1,057         $     947

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                      425               425

Additional paid-in Capital                                                               821               821

Accumulated deficit during the development stage                                     (2,250)           (2,086)


     TOTAL STOCKHOLDERS' EQUITY                                                      (1,004)             (840)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $    53         $     107










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                                        13



SPPS FINANCIAL CORPORATION
(A Development Stage Company)             Statements of Operations



                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                  FOR THE                             INCEPTION
                                                                YEAR ENDED                         (June 11, 1992)
                                                                    TO                                   TO
                                                              March 31, 1996      March 31, 1995   March 31, 1996


REVENUES                                                      $                  $                 $

OPERATING EXPENSES

    General and Administrative                                           110               1,542            2,040
    Amortization                                                          54                  54              210
TOTAL OPERATING EXPENSES                                                 164               1,596           (2,250)


NET (LOSS)                                                    $         (164)    $        (1,596)  $       (2,250)

NET (LOSS) PER SHARE                                          $         (Nil)    $          (Nil)  $         (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                               424,600             424,600          417,311





















                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                                        14



SPPS FINANCIAL CORPORATION           Statement of Changes in Stockholders'
(A Development Stage Company)        Equity From Inception (June 11, 1992)
                                            Through March 31, 1996



                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total

Issuance of common stock
    for cash                                       400,000       $        400    $        100       $               $       500

Net (loss)                                                                                                (269)           (269)

Balances at
    March 31, 1993                                 400,000                400             100             (269)             231

Net (loss)                                                                                                (221)           (221)

Contribution to capital                                                                   500                               500

Sale of shares in private placement                 24,600                 25             221                               246
 on September 30, 1993

Balances at
    March 31, 1994                                 424,600       $        425    $        821       $     (490)     $       756

Net (loss) (unaudited)                                                                                  (1,596)         (1,596)

Balances at
  March 31, 1995 (unaudited)                       424,600       $        425    $        821       $   (2,086)     $     (840)

Net (loss) (unaudited)                                                                                    (164)           (164)

Balances at March 31, 1996
  (unaudited)                                      424,600       $        425    $        821       $   (2,250)     $   (1,004)












                           The accompanying  notes are an integral part of these
financial statements.

                                                               15



SPPS FINANCIAL CORPORATION
(A Development Stage Company)                     Statements of Cash Flows




                                                                                                            CUMULATIVE
                                                                    FOR THE            FOR THE            FROM INCEPTION
                                                                     YEAR               YEAR               June 11, 1992
                                                                     ENDED              ENDED                   TO
                                                                March 31, 1996     March 31, 1995         March 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                                   $      (164)       $    (1,596)           $     (2,250)

    Add item not requiring the use
      of cash - amortization                                               54                 54                     210

    Increase (decrease) in accounts payable                               110                779                   1,057

    Net cash flows from operating activities                                               (763)                   (983)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                             (263)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                                          500
    Sale of common stock                                                                                             746
    Net Cash flows from financing activities                                                                       1,246


NET INCREASE IN CASH                                                                        (763)

CASH BALANCE AT BEGINNING OF PERIOD                                                          763

CASH BALANCE AT END OF PERIOD                                    $                  $                      $













                            The  accompanying  notes are an integral part of the
financial statements.

                                                               16

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

            The financial statements as of and for the years ended March 31, 1996 and 1995 are unaudited, pursuant to the exemption provided by Rule 3-12 of Regulation S-X.

NOTE 2      CASH AND CASH EQUIVALENTS

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


NOTE 3      RELATED PARTY TRANSACTIONS

            The officer and director of the Company currently serves without compensation.

            An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1995 and 1996 such expenses totalled $947 and $1,057. The Company has given the officer a demand promissory note convertible into 242,066 shares of common stock at the officer's option, which is included in accounts payable, representing $947 of this obligation.


NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $2,250 that would begin expiring in the year 2009.


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

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 10, 1996.


                                               SPPS FINANCIAL CORPORATION


                                                By:    /s/ Jehu Hand
                                                       Jehu Hand
                                                       President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 10, 1996.



By:     /s/ Jehu Hand       President, Secretary, Chief Financial
        Jehu Hand           Officer and Director