Form 10QSB
period 1998-09-30
FIRST SCIENTIFIC INC
filed 1998-11-17
CIK 925665

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended September 30, 1998 Commission File Number: 0-24378

                            FIRST SCIENTIFIC, INC.
      Exact name of small business issuer as specified in its charter).


                 DELAWARE                                 33-0611745
      ---------------------------------       -------------------------------
      (State or other jurisdiction            (IRS Employer Identification No.)
      of incorporation or organization)

      1877 West 2800 South, Suite 200
      Ogden, Utah                                         84401
      ----------------------------------------          ---------
      (Address of principal executive offices)          (Zip Code)
      Registrant's telephone number, including Area Code:   (801) 393-5781

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES     X            NO

      State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

                 18,815,241 Shares of common stock, $.001 par value

                                  FIRST SCIENTIFIC, INC.
                                       FORM 10-QSB

                             QUARTER ENDED SEPTEMBER 30, 1998

                                    TABLE OF CONTENTS

                              PART I - FINANCIAL INFORMATION


                                                                           PAGE

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets (unaudited) -
		  September 30, 1998 and December 31, 1997                      3

              Condensed Consolidated Statements of Operations (unaudited)
		  for the three months and the nine months ended September
	        30, 1998 and September 30, 1997 and for the Cumulative
              period from April 30, 1990 (date of inception) through
	        September 30, 1998                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited)
	        for the nine months ended September 30, 1998 and September
		  30, 1997          							    5

              Notes to Financial Statements (unaudited)                     6

      Item 2.

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations                10


                      PART II - OTHER INFORMATION

              Other Information                                            14

              Signature Page                                               17

                            FIRST SCIENTIFIC, INC.
                      (FORMERLY LINCO INDUSTRIES, INC.)
                       (A Development Stage Enterprise)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                    ASSETS


                                               September 30,   December 31,
                                                   1998            1997
                                               -------------   ------------
Current Assets
 Cash                                           $    744,713   $      7,938
 Trade receivables                                    24,162          8,425
 Stock subscriptions receivable                      763,903             -
 Inventory                                            21,998         29,881
 Prepaid expenses                                     14,000          2,934
                                                ------------    -----------

  Total Current Assets                             1,568,776         49,178

Property and Equipment, Net                            8,001            618

Purchased Technology, Net                            131,250              -
                                                ------------    -----------

Total Assets                                    $  1,708,027    $    49,796
                                                ============    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                               $     15,585    $     2,399
 Customer deposits                                    33,750             -
 Accrued interest payable                                 41         23,171
 Deferred salary payable                              20,000         83,877
 Deferred income tax payable                          61,881             -
 Notes payable, current portion                           -          81,688
 Related party notes payable                          17,905        106,939
                                                ------------    -----------

  Total Current Liabilities                          149,162        298,074
                                                ------------    -----------

Long-Term Notes Payable                                    -         74,600
                                                ------------    -----------

Stockholders' Deficit
 Preferred stock 1,000,000 shares authorized, no
    shares outstanding                                     -              -
 Common stock $.001 par value, 50,000,000
   shares Authorized; issued and
    outstanding: 18,815,241
    shares at June 30, 1998 and 10,467,581
    shares at December 31, 1997                       18,588         10,468
  Additional paid-in capital                       5,696,403        148,887
 Unearned compensation                              (174,194)             -
 Deficit accumulated during the
   development stage                              (3,981,932)      (482,233)
                                                 -----------    -----------

  Total Stockholders' Deficit                      1,558,865       (322,878)
                                                 -----------    -----------

Total Liabilities and Stockholders' Deficit      $ 1,708,027    $    49,796
                                                 ===========    ===========
  The accompanying notes are an integral part of these financial statements.


                            FIRST SCIENTIFIC, INC.
                      (FORMERLY LINCO INDUSTRIES, INC.)
                       (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                                           Cumulative
                                                                                                 From
                                                                                       April 30, 1990
                                                                                             (Date of
                                                                                           Inception)
                                     For the Three Months       For the Nine Months           through
                                     Ended September 30,        Ended September 30,     September 30,
                                  -------------------------   -------------------------
                                         1998          1997          1998          1997          1998
                                  -----------   -----------   -----------   -----------   -----------
Sales                             $    60,889   $     5,126   $    68,501   $     8,781   $   221,348

Cost of Sales                          38,412         3,387        43,291         5,659       142,947
                                  -----------   -----------   -----------   -----------   -----------

Gross Profit                           22,477         1,759        25,210         3,122        78,401
                                  -----------   -----------   -----------   -----------   -----------
Operating Expenses
   Research and development
     expense                        3,783,376         8,565     3,795,959        12,464      3,971,701
   General and administrative
     expense                          141,346        16,918       189,432        37,680        456,002
   Interest expense                     5,706         8,029        21,751        17,163         94,863
                                  -----------   -----------   -----------   -----------   ------------

    Total Operating
        Expenses                    3,930,428        33,512     4,007,142        67,307      4,522,566
                                  -----------   -----------   -----------   -----------    -----------

Net Loss                          $(3,907,951)  $   (31,753)  $(3,981,932)  $  (64,185)    $(4,444,165)
                                  ===========   ===========   ===========   ==========     ===========

Basic and Diluted Loss Per
  Common Share                    $     (0.36)  $     (0.01)  $     (0.38)  $    (0.01)    $     (0.45)
                                  ===========   ===========   ===========   ==========     ===========
Weighted Average Number
  of  Shares Used in Per-Share
  Calculation                      10,888,982    10,467,581    10,467,581   10,370,800       9,971,191
                                  ===========   ===========   ===========   ==========     ===========

  The accompanying notes are an integral part of these financial statements.


                             FIRST SCIENTIFIC, INC.
                       (FORMERLY LINCO INDUSTRIES, INC.)
                        (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Cumulative
                                                                         From
                                                               April 30, 1990
                                                                     (Date of
                                                                    Inception)
                                          Ended September 30,          Through
                                        ------------------------- September 30,
                                                 1998        1997         1998
                                        -------------  ---------  ------------
 Cash Flows From Operating Activities
  Net loss                              $  (3,981,932) $ (64,183) $ (4,464,166)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
    Depreciation and amortization               3,917         77         4,020
    Common stock for services                       -          -        74,355
    Common stock for purchased research
      and development                       3,766,440          -     3,766,440
    Changes in assets and  liabilities:
       Accounts receivable                    (15,737)     16,019      (24,162)
       Inventory                                7,883       1,246      (21,998)
       Prepaid expenses                       (11,066)      2,607      (14,000)
       Accounts payable                        13,186       1,609       15,586
       Customer deposits                       33,750           -       33,750
       Accrued interest payable                11,233      12,548       34,404
       Deferred compensation                   28,000       2,139      111,877
                                        -------------  ---------- ------------
    Net Cash Used in Operating
      Activities                             (144,326)    (27,938)    (483,894)
                                        -------------  ---------- ------------
 Cash Flows From Investing Activities
  Cash paid for equipment                      (7,550)       (721)      (8,271)
  Cash received from sale of
    securities available-
    for-sale                                  302,847           -       302,847
                                       --------------  ---------- -------------

     Net Cash Used in Investing
      Activities                              295,297        (721)      294,576
                                       --------------   --------- -------------
 Cash Flows From Financing Activities
  Proceeds from borrowing                      11,050      17,179       205,975
  Principal payments on
    notes payable                            (117,338)          -      (155,975)
  Proceeds from loans from
    stockholders                               19,930           -       158,934
  Principal payments on loans
    from stockholders                         (45,278)    (15,850)      (62,343)
  Proceeds from issuance of
    common stock                              717,440           -        787,440
                                       --------------  ---------- --------------
    Net Cash Provided by
      Financing Activities                    505,804       1,329        934,031
                                       --------------  ---------- --------------
 Net Increase (Decrease) in Cash              736,775     (27,330)       744,713

 Cash and Cash Equivalents at Beginning
    of Period                                   7,938      28,033              -
                                       --------------  ---------- --------------
 Cash and Cash Equivalents at
   End of Period                       $      744,713  $      703 $      744,713
                                       ==============  ========== ==============
 Supplemental cash flow information and noncash investing and financing activities - Note 3

  The accompanying notes are an integral part of theses financial statements.

                             FIRST SCIENTIFIC INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


 NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Interim Condensed Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1997 annual financial statements of the Company as reflected in the Form 8-K/A Amendment No. 1 dated September 15, 1998. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

 Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts and transactions of First Scientific Corporation (formerly Linco Industries, Inc.) for all periods presented and the accounts and transactions of First Scientific, Inc. from the date of its acquisition on September 15, 1998. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated entities are collectively referred to herein as the Company.

 Organization - On September 15, 1998, Linco Industries, Inc. ("Linco") entered into a reorganization agreement with SPPS Financial Corporation ("SPPS"), a publicly held Delaware corporation, whereby a newly-formed, wholly-owned subsidiary of SPPS was merged into Linco. Under the terms of the agreement, the Linco shareholders exchanged all of the 3,710 issued and outstanding common stock of Linco for 8,798,080 shares of SPPS common stock. SPPS had no assets, liabilities or operations and had 3,333,330 common shares outstanding at the date of the agreement. The agreement has been accounted for as the reorganization of Linco, with a related 2,371.45-for-1 stock split, and the issuance by Linco of 3,333,330 common shares recorded at zero. The accompanying financial statements have been restated for all periods presented for the effects of a stock split. SPPS changed its name to First Scientific, Inc.

 Basic and Diluted Loss per Share - Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 125,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share.

 NOTE 2 ACQUISITION OF TECHNOLOGY

 In connection with the reorganization agreement with SPPS, the Company issued 5,201,920 shares of common stock to an officer/director for the transfer of all rights and ownership of technology relating to three scientific formulations and the cancellation of the Company's obligation under a royalty agreement relating to the use of the technology. The scientific formulations were developed by the officer/director and the Company and the common shares were issued to fully transfer the officer/director's interest in the technology to the Company. The technology relates to three scientific formulations, a non-alcohol based antibacterial sanitizing formulation that removes bacteria while moisturizing the skin and a topical rash prevention and treatment formulation that cleanses and moisturizes the skin for use with incontinent and other skin rash situations.

 The acquired technology was valued and recorded at $3,901,440 based upon the fair value of the shares of common stock issued. The fair value of the common stock was $0.75 per share based upon the price at which stock was issued for cash at the time the technology was transferred. There has been no public market of the Company's common stock. The acquired technology was allocated $135,000 to purchased technology and $3,766,440 to research and development expense based upon an evaluation of the status of the components of the technology at the acquisition date and the estimated net future cash flows from the portion of the technology currently being used in products for sale.

 NOTE 3 CASH FLOW INFORMATION

 Supplemental Cash Flow Information -


                                        For the Nine Months
                                        Ended Sepetember 30,
                                       ----------------------
                                             1998        1997
                                       ----------   ---------

       Interest paid                   $   21,710   $  17,163
                                       ==========   =========

 Noncash Investing and Financing Activities - As mentioned in Note 2, First Scientific Corporation entered into an agreement with SPPS pursuant to which SPPS issued 8,798,080 shares of its common stock in exchange for 100% of the issued and outstanding common stock of First Scientific Corporation. In connection with the agreement, the Company issued 5,201,920 shares of common stock in exchange for the rights and technology and the cancellation of a license and royalty agreement central to the Company's product.

 In contemplation of the reorganization with SPPS, the Company received an advance in the amount of $50,000 from an investor on August 6, 1998 in order to meet short-term operating expenses. The advance was converted into 66,667 shares of common stock at the date of the reorganization.

 On September 14, 1998, $91,877 of deferred salary was converted into additional paid-in capital without the issuance of additional shares. Additionally, notes payable to shareholders in the amount of $90,000 were converted into additional paid-in capital without the issuance of additional shares.

 On September 30, 1998, the Company issued 169,781 common shares upon the conversion of a $50,000 note payable together with accrued interest in the amount of $8,049.

 NOTE 4 NOTES PAYABLE

 Conversion of Notes Payable - As described in Note 6, common stock was issued upon the conversion of a note payable in the amount of $50,000.

 Related Party Notes Payable - On September 14, 1998, related party notes payable in the amount of $90,000 were converted into additional paid-in capital without the issuance of additional shares. The remaining related party notes payable of $17,905 are to directors, former directors and officers of the Company.

 Notes Payable to Banks - At June 30, 1998, the Company had notes payable to banks in the amount of $101,524. The balances of all these notes were paid in full during September 1998.


 NOTE 5 LEASE COMMITMENTS

 Subsequent to June 30, 1998, the company entered into operating lease agreements to lease office space and a copier, and a capital lease agreement for computer equipment. The office lease is for a two year term, is renewable on an annual basis, and currently requires lease payments of $2,576 per month with annual escalations equal to the lesser of the change in the consumer price index or 5%. The copier lease is for 36 months with monthly payments of $146. The capital lease is for a 3-year term requiring monthly payments of $294. The future minimum lease payments for these new leases at their inception are as follows:

       For the Year Ending
          December                          Capital     Operating
        ------------                      ---------    ----------
            1998                          $  1,274     $   10,994
            1999                             3,523         32,981
            2000                             3,523         22,676
            2001                             2,936          1,275
                                          --------     ----------

       Total Minimum Payments               11,256         67,926
                                          --------     ----------

       Less amount representing interest    (3,540)
                                          --------

       Present value of net minimum lease
         payments                         $  7,716
                                          ========


 NOTE 6 COMMON STOCK

 During the third quarter of 1998, the Company issued 87,744 common shares to a third party in exchange for $30,000 in cash.

 From September 16th through September 30, 1998, the Company issued (or received subscriptions for) 2,666,666 shares of common stock for approximately $1,951,540, or $0.73 per share, received or receivable in cash and marketable securities. The capital contribution was in connection with the Linco reorganization agreement. The investors' tax basis in the marketable securities contributed became the Company's tax basis; accordingly, deferred income tax was recognized of $48,460 for the difference in the fair value of the securities and their tax basis. At September 30, 1998, the Company had issued 1,312,130 common shares in exchange for $984,098 in cash and marketable securities, net of tax. The marketable securities received were immediately sold for no gain or loss. An additional $967,442 has been reflected as a stock subscription receivable at September 30, 1998 which was subsequently received and the related 1,354,536 common shares were subsequently issued.

 During the third quarter of 1998, 169,781 shares of common stock were issued upon conversion of a $50,000 note payable together with accrued interest in the amount of $8,049.

 NOTE 7 STOCK OPTIONS

 On September 30, 1998, the Company granted stock options to two outside directors to purchase a total of 1,050,000 shares of common stock at $0.75 per share. The options vest according to a schedule over three years and expire September 30, 2003. 125,000 options were exercisable at September 30, 1998. The options granted were valued at their fair value on the grant date of $174,194, which will be recognized by the Company as the options vest with $85,355 charged to operations during the year ended December 31, 1998, and $64,452 and $24,387 charged during the years ending December 31, 1999 and 2000, respectively. No compensation expense was recognized during the third quarter.

 The options were valued based upon their fair values according to the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 0.0%, risk free interest rate of 5.0% and expected life of 5 years. The expected volatility is assumed to be 0.0% because at the grant date the Company is deemed to be privately held.


 NOTE 8 SUBSEQUENT EVENTS

 As described in Note 2, 1,312,130 common shares issued for subscriptions received from third party investors. Subsequent to September 30, 1998, $763,903 was received in satisfaction of the subscriptions receivable.

 During October 1998, the Company obtained a $2,000,000 key man life insurance policy on the Company's research and development director.

 During October 1998, the Company agreed in principle to compensation packages for a director and a consultant which amount to $17,000 per month in the aggregate.








      Item 2.  Managements's Discussion and Analysis of Plan of Operations

          The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements, as of September 30, 1998, together with the audited Financial Statements as of December 31,1997 and form 8-K/A Amendment No.1 dated September 15,1998. Whenever in this discussion the term "Company" is used, it should be understood to refer to First Scientific, Inc. ("First Scientific") and its subsidiary on a consolidated basis, except where the context clearly indicates otherwise.

      Overview

          The Company is development stage company and, since inception, has incurred losses from operations. As of September 30, 1998 the Company has had cumulative net losses totaling $3,981,932. The Company is primarily engaged in the development of scientific chemical formulations that have worldwide sales application. It has chosen initially to market its products through private label relationships with companies that are major distributors in the over-the-counter,
      medical, healthcare and multi-level arenas.    Development of its own
      brand, especially in the medical markets, will be pursued on a case-by-case basis as profitable opportunities arise. First Scientific has developed two unique formulations; the first is a moisturizing antibacterial sanitizing formulation that removes 99.99% of bacteria from the skin without the harsh effects of alcohol or iodine (this product can be delivered in wipes, spray , gel-lotion and lotion-soap form) and the second, a topical rash prevention and treatment formulation that cleanses and moisturizes the skin for use with incontinent patients and other rash situations (in wipe form). The world wide market for such products has grown significantly in recent years and is projected to continue growing at an aggressive rate. Regarding the Company's antibacterial formulation, this growth is due to the increase in the bacteria related disease, sickness and death from methicillin-resistant and other bacteria, the demands of government and healthcare agencies/providers to create healthier treatment enviroments and the insistence of the public in general for healthier living and working conditions. Increasing market growth for the Company's diaper and other rash formulation is primarily a function of the tremendous growth rate of the incontinent geriatric population, as baby boomers get older, and the product's application for the infant market. Management believes the markets for its products will continue to expand and that the potential for becoming a significant participant in such markets is a reasonable expectation.

          First Scientific outsources the manufacture of its products. The company currently has developed relationships with two such manufacturers who both have F.D.A approved facilities. These manufacturers are in the business of manufacturing for various customers who require F.D.A. compliant facilities for their products and have years of experience performing according to F.D.A. standards.
       The Company produces a concentrate of its antibacterial formulation at its own facility, or at nearby contract facilities, under F.D.A.
      protocols. The concentrate is then shipped to its manufacturers for production runs according to customer specifications. This procedure protects the trade secret status of this formulation. The Company does not use this procedure in the production of its rash prevention and treatment formulation because its cannot economically mix concentrate for this product; however, strict confidentiality agreements are in place with the manufacturer to protect the trade secret status of this product formulation.

      Financial Position

          The Company had $744,713 in cash as of September 30, 1998. This represented an increase of $736,775 from December 31, 1997. Working capital as of September 30,1998, increased to $1,419,614 as compared to a negative working capital of $248,896 at December 31,1997. This increase was largely due to funding from a private placement of securities by the Company, as more fully described elsewhere in this document.

      Results of Operations

           During the three months and nine months ended September 30, 1998, the Company had total operating revenues of $60,889 and $68,501 respectively, comprised primarily of product sales; compared with total operating revenues of $5,126 and $8,781 for the comparable periods from the prior year, comprised also primarily of product sales.

              Prior to June1998 Company revenues were generated from sporadic sales of a Linseed oil based soap product and rash prevention product created for a distributor who sells this product under private labels to an over-the-counter customer. First Scientific may continue to sell product to these clients, but does not expect the revenue to be significant from these relationships. In June 1998 the Company entered into a private label supply agreement with a multinational distributer of medical and healthcare products. This private label transaction is for individual antibacterial wipes that the customer will export. The manufacturing of this product has not been completed as of September 30,1998, but is scheduled for December 1998; however, the customer has paid 50% down according to the terms
      of the transaction.   Serious negotiations are currently in process
      with other potential domestic private label customers and an international customer that are projected to conclude during the forth quarter of 1998 or during the first quarter of 1999.

              Private label agreements, such as those discussed above, create certain risks for the Company, including (i) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness;
      (ii) if the Company's products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than the Company; (iii) the Company may have only limited protection from changes in manufacturing costs and raw materials costs; and (iv) if the Company is reliant on other parties for all or substantially all of its sales, the Company may be limited in its ability to negotiate with such other parties upon any renewals of their agreements. Management believes these risks are mitigated by initial markets demands, the apparent uniqueness of its formulations, the large existing and expanding markets for its products and the caliber of customers with which it is negotiating currently.

              The Company uses as many as twenty specific chemical and botanical ingredients to formulate its products. Supplies of these ingredients remain readily available from multiple sources. The Company currently maintains very good relationships with its suppliers and does not anticipate problems that would cause the interruption, delay or availability of such ingredients

              General and administrative expenses were $141,346 and $189,432 for the three and nine months ended September 30, 1998, respectively, compared with $16,918 and $37,680 for the comparable periods from the prior year. The increase in expenditures between the 1998 and 1997 periods were due to the transition, the Company experienced from basically a one man product development entity, with minimal sales, to an adequately staffed operation capable of administrating anticipated growth. In September 1998 the Company moved into new executive office space which should meet growth needs for the foreseeable future. The space it had been occupying will be kept for research, testing, mixing and warehousing.

              Research and development expenses were $16,396 and $25,519 for the three and nine months ended September 30, 1998, before purchased research and development in the amount of $3,766,440, compared with $8,565 and $12,464 for the comparable periods from the prior year. The increase in expenditures between the 1998 and 1997 periods resulted from the refinement of such formulations and development of new formulations. Net of technology acquisition costs incurred in previous periods, management expects an increase in research and development expenses for future periods, as the Company expands its product offerings and customer base.

      Liquidity and Capital Resources

              To date, the Company has financed its operations principally through founder loans, private placements of equity securities and product sales. The Company generated $1,236,878 in net proceeds through financing activities from inception through September 1998. The Company used net cash in operating activities of $144,326 during the nine months ended September 30, 1998 compared to $27,938 for the comparable period from the prior year. As of September 30, 1998, the Company's liabilities totaled $129,163. The Company had working capital as of September 30, 1998 of $1,439,613.

              The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including continuing research and development, market development, facilities enhancement, additional personnel, travel and other expenses related to projected growth. With the new business the Company is now negotiating , management believes that existing funds and funds generated from these sales will be sufficient to meet current obligations and ultimately to establish profitable operations.
       However, should payment terms on private label sales deviate from the normal 50% down payment with the order and the balance of 50% before shipping and/or should sales increase at a higher than anticipated rate, the Company will likely need a bank line of credit, purchase order/accounts receivable financing or additional equity capital to meet its working capital needs in the future. There is no assurance that any funding will be available or that, if available, the terms of such offering or funding will be favorable to the Company.

      Year 2000

              The Company uses computers principally for scientific modeling and calculation, product/market research and administrative functions such as communications, word processing, accounting and management and financial reporting. The Company's computer system was purchased September, 1998. The software utilized by the Company is generally standard "off the shelf" software, typically available from a number of vendors. While the Company believes it has taken all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. Should vendor assurances that the Company's systems are 2000 compliant be incorrect, management believes systems failures would not have a material adverse impact on its operations.

              In addition to its own computer systems, in connection with its business activities, the Company interacts with suppliers, customers, creditors and financial service organizations domestically and globally who use computer systems. It is impossible for the Company to monitor all such systems, and there can be no assurance that the failure of such systems would not have a material adverse impact on the Company's business and operations. The Company is currently evaluating what contingency plans it may adopt in order to make in the event the Company or parties with whom the Company does business experience year 2000 problems.

      Forward-Looking Statements

              When used in this Form 10-Q and in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

              The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

              Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


                               PART II   OTHER INFORMATION

      Item 1.  Legal Proceedings.

          The Company is not currently involved in any legal proceedings.

      Item 2.  Changes in Securities.

              In September 1998, the Company initiated a private placement (the "Private Placement") anticipating raising gross proceeds of $2,000,000 through the sale of 2,666,666 shares of common stock to qualified investors for $.75 per share. As of September 30, 1998, $984,098 had been raised and 1,312,130 shares of common stock has been issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company did not use an underwriter in connection with the Private Placement.

              On September 15, 1998, the Company, then known as Linco Industries, Inc.(Linco), entered into a reorganization agreement with SPPS Financial Corporation (SPPS) whereby Linco would become a wholly owned subsidiary of SPPS. Under the terms of the agreement, a newly formed wholly-owned subsidiary of SPPS was merged into Linco. The shareholders of Linco exhanged each of their shares of common stock for 2,371.45 shares of SPPS common stock in connection with the reorganization agreement, which resulted in SPPS issuing 8,798,080 shares of its common stock to the Linco shareholders. Concurrent with the reorganization, SPPS issued 5,201,920 common shares in exchange for the rights to technology and the cancellation of a license and royalty agreement central to the Company's products. As a result of the reorganization, the Linco shareholders became shareholders of the Company in a transaction intended to qualify as a tax-free reorganization. Concurrent with the reorganization, SPPS changed its name to First Scientific, Inc.

              In contemplation of the reorganization, the Company received a pre-merger advance in the amount of $50,000 on August 6, 1998, in order to meet short term operating expenses. The advance from an investor was converted into common stock at the date of the reorganization.

              The merger has been considered the reorganization of Linco and the acquisition of SPPS in a purchase business combination. There was no market for SPPS's common stock, which corporation had minimal assets; therefore, the 3,333,330 shares of common stock outstanding at the date of the reorganization will be recorded at $0. The fair value of the contributed technology is based upon the fair value of common shares issued for cash following the reorganization and was preliminarily valued at $3,901,440, or $0.75 per share. The merger has been accounted for as the reorganization of Linco with a related 2,371.45 for 1 stock split. The accompanying financial statements have been restated for the effects of the stock split for all periods presented.

      Item 5: Other Information

      Directors and Executive Officers

              On September 15, 1998, the stockholders of the Company elected new directors. The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of the Company:

               Name                                Position
              -----------------                    ----------------------
              Douglas R. Warren                    President and Director
              Edward B. Walker                     Director
              Jerral R. Pulley                     Director
              Dr. Peter J. Sundwall Jr., M.D.      Director
              Darrell J. Saunders, D.D.S.          Director
              Gordon M. Davis                      Vice President
                                                     Administration/CFO
              Reed Tanner                          Vice President Distribution,
                                                     Regulatory Compliance

              Douglas R. Warren, age 65, has been President of the Company since its acquisition of Linco Industries, Inc., of which he was one of the founders. As President of Linco, he directed all aspects of operations including manufacturing, distribution and sales. Prior to acquisition of Linco by the Company, Mr. Warren developed many important business relationships within suppliers and potential customers.

              Edward B. Walker, age 46, is a native of Ogden, Utah. He graduated from Weber State University and obtained his Ph.D in chemistry from Texas Tech University. After completing a post-doctoral fellowship in the Stanford University Department of Biochemical Pharmacology, Dr. Walker returned to Weber State University in 1981, where he is currently a professor of chemistry and Director of the Utah Center of Excellence for Chemical Technology.

              Dr. Walker's basic research interests over the years have focused on the biochemistry of natural products, and their effects on living systems. In addition, he spends a significant portion of his time in applied research, helping Utah inventors and corporations develop new and enhanced products, refine their quality assurance programs, and improve manufacturing methods. Dr. Walker has been issued various U.S. and foreign patents for his inventions, ranging from novel drugs derived from plants to flow cells used in spectrophotometers. Dr. Walker has received the Utah Governor's Medal for Science and Technology, Weber State University's Master Teacher Award, and is a Cortez Professor in the Honors Program at WSU. He has authored many scientific publications and two university-level chemistry textbooks.

              Jerral R. Pulley, age 64, is an experienced executive skilled at providing strategic direction, innovative marketing solutions and creating new streams of business revenue. Mr. Pulley is a partner in the consulting firm, The Client Synergy Group, and immediately prior to that while in Boston, he served as Senior Vice President and General Manager of S.C. Publishing 1995-1997 and 1990-1994 as CEO of Polymerics, a leading art/craft company with $90 million in revenue.

              Mr. Pulley's background includes serving in senior executive roles at several prominent corporations including: Binnery & Smith (Crayola), as VP Corporate Development; Ryder, as Senior VP Strategic Planning/Corporate Development; Bordon, Group VP (Consumer Products Division); LifeSavers, EVP; Pepsico, VP Marketing Planning. Mr. Pulley also spent twelve years at Procter & Gamble where his last assignment was starting a Toilet Goods Division in the United Kingdom.

              Mr. Pulley has served on several Boards of Directors and presently is a Director of The Thorsden Group, Ltd., a software provider in Salt Lake City, and Vice Chairman of the Henry's Fork Foundation, a non-profit organization concerned with proper watershed stewardship. Mr. Pulley holds a B.S. from the University of Utah and an MBA from UCLA.

              Dr. Peter V. Sundwall Jr., M.D., age 34, graduated Cum Laude from the University of Utah with a degree in Psychology. He went on to earn a Masters degree in Educational Psychology from the University of Utah. Dr. Sundwall received his Doctor of Medicine degree from the University of Utah Medical School where he graduated with Honors in Family Medicine and received the Golden Cane award for excellence in patient care. Dr. Sundwall completed his Family Practice Residency at St. Peters Hospital in Olympia, Washington. Currently he is practicing Family Medicine at Intermountain Health Care in Highland, Utah.

              Dr. Darrel J. Saunders, age 65, is a native of Ogden, Utah.
      He graduated from Weber State University with a D.D.S. degree in 1961.
       Dr. Saunders has practiced dentistry in Ogden, Utah since the 1960s.
      He was a L.C.D.R. in the Navy Reserve, serving as the Dental Officer for 12 years. Dr. Saunders was a member of the Ogden City Public Works Advisory Committee and served twice as a District Chairman for the Boy Scouts. He was a member of the Executive Committee for the Lake Bonneville Council of the BSA. He served on the Ogden City Council for 18 years, serving one term as Assistant Mayor and another as Chairman of the City Council. Dr. Saunders also was on the Board of Directors for the Utah League of Cities and Towns and was a member and Chairman of the Board for the Central Weber Sewer District. He was recently appointed by the mayor of Ogden to serve on the Sesquicentennial Advisory Committee to help plan the activities for Ogden's sesquicentennial celebration in 2001.

              Gordon M. Davis, age 53, is Vice President Administration/CFO of the Company. He received a bachelor's degree in business management from the University of Utah and has spent his career in banking, finance and management consulting. Over the past five years Mr. Davis was president of Satellite Image Systems, Salt Lake City, Utah in 1992 and 1993 and President of EE Multimedia, Inc., Salt Lake City, Utah in 1995. During 1996, Mr. Davis was part owner of a solarium company in Salt Lake City, Utah. During 1997 and 1998, he was a consultant to a real estate development project in South America and served as an independent business and financial consultant to other early stage development ventures, including Linco Industries, Inc., which hired him as a full-time employee in August, 1998.

              Reed J. Tanner, age 43, is Vice President Distribution, Regulatory Compliance of the Company. From 1993 to May 1996 he was supervisor of US Air Force Ammunition Control Point, responsible for inventory, location, and logistical support of Air Force non-nuclear munitions stockpile. Mr. Tanner was employed from June 1996 to September 1996 by BDM Corporation, identifying ozone depleting chemicals in Air Force maintenance manuals as specified by EPA. From October 1996 to May 1998, Mr. Tanner was subject matter expert for technical writing of US Air Force munitions technical manuals for
      Sverdrup Technology, ASG.   From May 98 to present Mr. Tanner is the
      VP Distribution, regulatory compliance at Linco Industries, Inc.


      Item 6. Exhibits and Reports on Form 8-K

              (a)     Exhibits

              The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

    Exhibit #        Description
    ----------------------------
      2.1   Agreement and Plan of Reorganization, dated August 10,
            1998, between the Registratnt, Linco, Linco
            Acquisition Corp. and Edward Walker*
      3.1   Articles of Incorporation**
      3.2   Bylaws**
      3.3   Amendment to Articles of Incorporation changing name
            to First Scientific, Inc. and effecting a forward
            stock split.*
      10.1  Non-qualified Stock Option Agreement with Jerral R. Pulley***
      10.2  Non-qualified Stock Option Agreement with Peter Sundwall, M.D.***
      27    Financial data schedule***

      _____________________
      * Incorporated by reference to the same-numbered exhibit to the Form 8-K filed October 2, 1998 by the Company with the
           Securities and Exchange Commission.
      ** Incorporated by reference to the same-numbered exhibit to the Company's Regisration Statement on Form 10-SB, file No. 0-24378.
      ***  Filed herewith


              (b)     Reports on Form 8-K

              On October 2, 1998, the Company filed a report on Form 8-K regarding the reorganization of the Company.

              On October 23, 1998, the Company filed a report on Form 8-KA regarding pro forma financial statements as of June 30, 1998.

                                        SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REGISTRANT

                                  FIRST SCIENTIFIC, INC.
                                        Registrant


      DATED: November 16 , 1998


                                    By: /s/  Douglas R. Warren
                                    -----------------------------
                                     Douglas R. Warren, President


      DATED: November 16, 1998



                                    By: /s/ Gordon M. Davis
                                    -----------------------------
                                    Gordon M. Davis, Vice President
                                    Administration/CFO (Principal
                                    Financial and Accounting Officer)




                                                                             \


