Form 10QSB/A
period 1998-09-30
FIRST SCIENTIFIC INC
filed 1998-12-14
CIK 925665

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.


                                FORM 10-QSB/A
                               AMENDMENT NO. 1


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



      For the quarter ended September 30, 1998 Commission File Number: 0-24378


                            FIRST SCIENTIFIC, INC.
      Exact name of small business issuer as specified in its charter).


                 DELAWARE                              33-0611745
      -------------------------------      ---------------------------------
      (State or other jurisdiction         (IRS Employer Identification No.)
      of incorporation or organization)

                   1877 West 2800 South, Suite 200, Ogden, Utah  84401
                        (Address of principal executive offices)


      Registrant's telephone number, including Area Code:  (801) 393-5781


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES     X            NO
                            ------              ------

      State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

             20,169,770 Shares of common stock, $.001 par value




                                  FIRST SCIENTIFIC, INC.
                                      FORM 10-QSB/A
                                     AMENDMENT NO. 1

                             QUARTER ENDED SEPTEMBER 30, 1998

                                    TABLE OF CONTENTS

                              PART I - FINANCIAL INFORMATION

                                                                          Page

      Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited) -
           September 30, 1998 and December 31, 1997                         3

           Condensed Consolidated Statements of Operations (Unaudited)
           for the Three Months and the Nine Months Ended September 30,
           1998 and September 30, 1997 and for the Cumulative Period
           from April 30, 1990 (Date of Inception) through September
           30, 1998                                                         4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Nine Months Ended September 30, 1998 and September
           30, 1997                                                         5

           Notes to the Financial Statements (Unaudited)                    6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10


                               PART II - OTHER INFORMATION

      Item 1. Legal Proceedings                                            13

      Item 2. Changes in Securities                                        13

      Item 5. Other Information                                            14

      Item 6. Exhibits and Reports on Form 8-K                             16

      Signatures                                                            18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  FIRST SCIENTIFIC, INC.
                            (FORMERLY LINCO INDUSTRIES, INC.)
                             (A Development Stage Enterprise)
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)


                                                   September 30,  December 31,
                                                        1998         1997
                                                     ----------    ----------
                                          ASSETS

      Current Assets
       Cash                                          $  744,713   $    7,938
       Trade receivables                                 24,161        8,425
       Stock subscriptions receivable                 1,015,963           -
       Inventory                                         21,998       29,881
       Prepaid expenses                                  14,000        2,934
                                                     ----------   ----------
        Total Current Assets                          1,820,835       49,178

      Property and Equipment, Net                         8,001          618

      Purchased Technology, Net                         131,250           -
                                                     ----------   ----------
      Total Assets
                                                     $1,960,086   $   49,796
                                                     ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Current Liabilities
       Accounts payable                              $   15,584   $    2,399
       Customer deposits                                 33,750           -
       Accrued interest payable                              41       23,171
       Deferred salary payable                           20,000       83,877
       Deferred income tax payable                       61,881           -
       Notes payable, current portion                        -        81,688
       Related party notes payable                       17,905      106,939
                                                     ----------   ----------
        Total Current Liabilities                       149,161      298,074
                                                     ----------   ----------
      Long-Term Notes Payable                                -        74,600
                                                     ----------   ----------
      Stockholders' Equity (Deficit)
       Preferred stock 1,000,000 shares authorized,
        no shares outstanding                                -            -
       Common stock $.001 par value, 50,000,000
        shares authorized; issued and outstanding:
        20,169,770 shares at September 30, 1998
        and 10,467,581 shares at December 31, 1997       20,170      10,468
       Additional paid-in capital                     6,429,114     148,887
       Unearned compensation                           (153,457)         -
       Deficit accumulated during the development
        stage                                        (4,484,902)   (482,233)
                                                     ----------   ---------

        Total Stockholders' Equity (Deficit)          1,810,925    (322,878)
                                                     ----------   ---------
      Total Liabilities and Stockholders'
       Equity (Deficit)                              $1,960,086   $  49,796
                                                     ==========   =========

 The accompanying notes are an integral part of these financial statements.

                            FIRST SCIENTIFIC, INC.
                      (FORMERLY LINCO INDUSTRIES, INC.)
                       (A Development Stage Enterprise)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                                     Cumulative From
                                                                                      April 30, 1990
                                  For the Three Months        For the Nine Months   (Date of Inception)
                                   Ended September 30,         Ended September 30,        Through
                                -------------------------   -------------------------  September 30,
                                   1998          1997          1998          1997           1998
                                -----------   -----------   -----------   -----------   -----------
Sales                           $    60,889   $     5,126   $    68,501   $     8,781   $   221,348

Cost of Sales                        38,412         3,367        43,291         5,659       142,947
                                -----------   -----------   -----------   -----------   -----------

Gross Profit                         22,477         1,759        25,210         3,122        78,401
                                -----------   -----------   -----------   -----------   -----------

Operating Expenses
   Research and development
     expense                      3,783,376         8,565     3,795,959        12,464     3,971,701

   General and administrative
     expense                        162,083        16,918       210,169        37,680       476,002

   Interest expense                   5,706         8,029        21,751        17,163       115,600
                                -----------   -----------   -----------   -----------   -----------

    Total Operating Expenses      3,951,165        33,512     4,027,879        67,307     4,563,303
                                -----------   -----------   -----------   -----------   -----------

Net Loss                        $(3,928,688)  $   (31,753)  $(4,002,669)  $   (64,185)  $ (4,484,902)
                                ===========   ===========   ===========   ===========   ============
Basic and Diluted Loss Per
  Common Share                  $     (0.37)  $     (0.01)  $     (0.39)  $     (0.01)  $      (0.45)
                                ===========   ===========   ===========   ===========   ============
Weighted Average Number
 of  Shares Used in Per-Share
 Calculation                     10,570,842    10,467,581    10,317,667    10,467,581     10,017,375
                                ===========   ===========   ===========   ===========   ============

  The accompanying notes are an integral part of these financial statements.

                                     -4-

                            FIRST SCIENTIFIC, INC.
                      (FORMERLY LINCO INDUSTRIES, INC.)
                       (A Development Stage Enterprise)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                           Cumulative From
                                                 For the Nine Months Ended April 30, 1990
                                                    Ended September 30,        Through
                                                 -------------------------  September 30,
                                                     1998         1997          1998
                                                 -----------   -----------   -----------
Cash Flows From Operating Activities
   Net loss                                      $(4,002,669)  $   (64,183)  $ (4,484,902)
   Adjustments to reconcile net loss to
      net cash used in operating  activities:
      Depreciation and amortization                    3,917            77         4,020
      Common stock issued for services                    -             -         74,355
      Common stock issued for purchased
       research and development                    3,766,440            -      3,766,440
      Compensation from stock options granted         20,737            -         20,737
      Changes in operating assets and
       liabilities:
         Accounts receivable                         (15,737)       16,019        24,162
         Inventory                                     7,883         1,246       (21,998)
         Prepaid expenses                            (11,066)        2,607       (14,000)
         Customer deposits                            33,750            -         33,750
         Accounts payable                             13,186         1,609        15,585
         Accrued interest payable                     (5,642)       12,548        17,529
         Deferred compensation                        28,000         2,139       111,877
                                                 -----------   -----------   -----------
      Net Cash Used in Operating Activities         (161,201)      (27,938)     (500,769)
                                                 -----------   -----------   -----------
Cash Flows From Investing Activities
   Cash paid for equipment                            (7,550)         (721)       (8,271)
   Cash received from sale of securities
      available-for-sale                             302,847            -        302,847
                                                 -----------   -----------   -----------
      Net Cash Provided by (Used in)
         Investing Activities                        295,297          (721)      294,576
                                                 -----------   -----------   -----------

Cash Flows From Financing Activities
   Proceeds from borrowing                            61,050        17,179       255,975
   Principal payments on notes payable              (117,338)           -       (155,975)
   Proceeds from loans from stockholders              19,930            -        158,934
   Principal payments on loans from stockholder      (28,403)      (15,850)      (45,468)
   Proceeds from issuance of common stock            667,440            -        737,440
                                                 -----------   -----------   -----------

      Net Cash Provided by  Financing Activities     602,679         1,329       950,906
                                                 -----------   -----------   -----------

Net Increase (Decrease) in Cash                      736,775       (27,330)      744,713

Cash and Cash Equivalents at Beginning of Period       7,938        28,033            -
                                                 -----------   -----------   -----------

Cash and Cash Equivalents at End of Period       $   744,713   $       703   $   744,713
                                                 ===========   ===========   ===========

Supplemental cash flow information and noncash investing and financing activities - Note 3

  The accompanying notes are an integral part of these financial statements.

                                -5-

                                     FIRST SCIENTIFIC, INC.
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (UNAUDITED)


         NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation -- As a result of the reorganization agreement between Linco Industries, Inc. and SPPS Financial Corporation on September 15, 1998, the reporting entity for accounting purposes changed from SPPS Financial Corporation to Linco Industries, Inc. ("Linco"). Accordingly, the accompanying condensed consolidated financial statements include the accounts and transactions of Linco for all periods presented and the accounts and transactions of SPPS Financial Corporation from September 15, 1998. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated entities are collectively referred to herein as the Company.

         Interim Condensed Financial Statements--The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Linco financial statements and notes thereto included in the Form 8-K/A Amendment No. 1 dated September 15, 1998. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

         Reorganization -- On September 15, 1998, Linco entered into a reorganization agreement with SPPS Financial Corporation ("SPPS"), a publicly held Delaware corporation, whereby a newly-formed, wholly-owned subsidiary of SPPS was merged into Linco. Under the terms of the agreement, the Linco shareholders exchanged all of the 3,710 issued and outstanding shares of common stock of Linco for 8,798,080 shares of SPPS common stock. SPPS had no assets, liabilities or operations and had 3,333,330 common shares outstanding at the date of the agreement. The agreement has been accounted for as the reorganization of Linco, with a related 2,371.45-for-1 stock split, and the issuance of 3,333,330 common shares to the SPPS shareholders. Those shares were recorded at zero. The accompanying financial statements have been restated for all periods presented for the effects of the stock split from the reorganization of Linco. In connection with the reorganization, SPPS changed its name to First Scientific, Inc.

         Basic and Diluted Loss per Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 1,050,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share for the three and nine months ended September 30, 1998 and none for the three and nine months ended September 30, 1997.

         NOTE 2-ACQUISITION OF TECHNOLOGY

         In connection with the reorganization agreement with SPPS, the Company issued 5,201,920 shares of common stock to an officer/director for the transfer of all rights and ownership of technology relating to three scientific formulations and the cancellation of the Company's obligation under a royalty agreement relating to the use of the technology. The scientific formulations were developed by the officer/director and the Company and the common shares were issued to fully transfer the officer/director's interest in the technology to the Company. The technology relates to two non-alcohol based antibacterial sanitizing formulations that remove bacteria while moisturizing the skin and a topical rash prevention and treatment formulation that cleanses and moisturizes the skin for treatment of skin rashes caused by incontinence and other irritations.

         The acquired technology was valued and recorded at $3,901,440 based upon the fair value of the shares of common stock issued. Since there has been no public market of the Company's common stock, the fair value of the common stock was determined to be $0.75 per share based upon the price at which stock was issued for cash at the time the technology was transferred. The acquired technology was allocated $135,000 to purchased technology and $3,766,440 to research and development expense based upon an evaluation of the status of the components of the technology at the acquisition date and the estimated net future cash flows from the portion of the technology currently being used in products for sale.

        NOTE 3-CASH FLOW INFORMATION

         Supplemental Cash Flow Information --During the nine months ended September 30, 1998 and 1997, the Company paid $44,881 and $4,615 for interest.

         Noncash Investing and Financing Activities --In contemplation of the reorganization, the Company received an advance in the amount of $50,000 on August 6, 1998 in order to meet short-term operating expenses. The advance was converted into 66,667 shares of common stock at the date of the reorganization.

         On September 14, 1998, $91,877 of deferred salary was converted into additional paid-in capital without the issuance of additional shares. Additionally, related party notes payable in the amount of $90,000 were converted into additional paid-in capital without the issuance of additional shares.

         On September 15, 1998, the Company issued 5,201,920 shares of common stock in exchange for the rights to technology valued at $3,901,440 and the cancellation of a license and royalty agreement central to the Company's product.

         On September 15, 1998, for accounting purposes, the Company was deemed to have issued 3,333,330 common shares, valued at $0, to the shareholders of SPPS in connection with the reverse acquisition of SPPS. No liabilities were assumed in connection with this acquisition.

         On September 30, 1998, the Company issued 169,781 common shares upon the conversion of a $50,000 note payable together with accrued interest in the amount of $8,049.

         On September 30, 1998, the Company issued 403,796 shares of common stock in exchange for $254,387 of marketable securities, net of deferred tax.

         NOTE 4-NOTES PAYABLE

         Conversion of Notes Payable -- As described in Note 6, common stock was issued upon the conversion of a note payable in the amount of $50,000.

         Related Party Notes Payable -- On September 14, 1998, related party notes payable in the amount of $90,000 were converted into additional paid-in capital without the issuance of additional shares. The remaining related party notes payable of $17,905 are to directors, former directors and officers of the Company.

         Notes Payable to Banks -- At December 31, 1997, the Company had notes payable to banks in the amount of $156,288. The balances of all these notes were paid in full during September 1998.

         NOTE 5-LEASE COMMITMENTS

         During the fourth quarter of 1998, the Company entered into operating lease agreements to lease office space and a copier, and a capital lease agreement for computer equipment. The office lease is for a two year term, is renewable on an annual basis, and currently requires lease payments of $2,576 per month with annual escalations equal to the lesser of the change in the consumer price index or 5%. The copier lease is for 36 months with monthly payments of $146. The capital lease is for a 3-year term requiring monthly payments of $294. The future minimum lease payments for these new leases at their inception are as follows:

               For the Year Ending                  Capital      Operating
                  December 31,                       Leases        Leases
               -------------------                  --------      ---------
                       1998                         $  1,274      $  10,994
                       1999                            3,523         32,981
                       2000                            3,523         22,676
                       2001                            2,936          1,275
                                                    --------      ---------
        Total Minimum Payments                        11,256         67,926
                                                    --------      ---------
        Less amount representing interest             (3,540)
                                                    --------
        Present value of net minimum lease payments $  7,716
                                                    ========

         NOTE 6-COMMON STOCK

         During May 1998, the Company issued 21,343 shares of common stock to a third party in exchange for $6,249 in cash at $0.29 per share. During July of 1998, the Company issued 87,744 shares of common stock to a third party in exchange for $30,000 in cash at $0.34 per share.

         During June 1998, the Company redeemed 1,778,588 common shares from Dr. Ed Walker in connection with termination of his service on the
	   Board of Directors.

         On September 15, 1998, the Company issued 5,201,920 shares of common stock to Dr. Ed Walker for the transfer of all rights and ownership of technology relating to three scientific formulations Valued at $3,901,440. Also, for accounting purposes, the Company was deemed to have issued 3,333,330 shares of common stock, valued at $0, to the shareholders of SPPS.

         During September 1998, the Company issued (or received subscriptions for) 2,666,659 shares of common stock for approximately $1,951,540, or $0.73 per share, received or receivable in cash and marketable securities, net of tax. The capital contribution was in connection with the reorganization agreement which allowed the transfer to be tax free to the investors. The investors' tax basis in the contributed marketable securities became the Company's tax basis; accordingly, deferred income tax of $48,460 was recognized for the difference in the fair value of the securities and their tax basis. At September 30, 1998, the Company had issued 1,312,130 common shares in exchange for $885,577 in cash and marketable securities, net of tax, and the conversion of a $50,000 pre-acquisition advance. The marketable securities received were immediately sold at no gain or loss. An additional $1,015,963 has been reflected as a stock subscription receivable at September 30, 1998, which was subsequently received and the related 1,354,529 common shares were subsequently issued.

         During the third quarter of 1998, the Company issued 169,781 shares of common stock upon conversion of a $50,000 note payable together with accrued interest in the amount of $8,049.

         NOTE 7-STOCK OPTIONS

         On September 30, 1998, the Company granted stock options to two outside directors to purchase a total of 1,050,000 shares of common stock at $0.75 per share. The options vest according to a schedule over three years and expire September 30, 2003. 125,000 options were exercisable at September 30, 1998. The options granted were valued at their fair value on the grant date of $174,194, which amount will be recognized by the Company as the options vest with $20,737 and $69,401 being charged to operations during the third and fourth quarters of 1998, respectively, and $61,936 and $22,120 being charged to operations during the years ending December 31, 1999 and 2000, respectively.

         The options were valued based upon their fair values according to the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 0.0%, risk-free interest rate of 5.0% and expected life of 5 years. The expected volatility is assumed to be 0.0% because at the grant date the Company is deemed to be a privately held enterprise.

         NOTE 8-SUBSEQUENT EVENTS

         Subsequent to September 30, 1998, $1,015,963 in cash and marketable were received in satisfaction of subscriptions receivable.

         During October 1998, the Company obtained a $2,000,000 key man life insurance policy on the Company's research and development director.

         During October 1998, the Company agreed to compensation arrangements for consulting services from two directors. The compensation arrangements are for a one-year period and require cash compensation payments of $17,000 per month in the aggregate. Services under these agreements began during August 1998. Accordingly, compensation expense in the amount of $20,000 related to these arrangements has been charged to third quarter operations in the accompanying financial statements.


         Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements, as of September 30, 1998, together with the audited financial statements as of December 31,1997 included in Form 8-K/A Amendment No.1 dated September 15,1998. Whenever in this discussion the term "Company" is used, it should be understood to refer to First Scientific, Inc. ("First Scientific") and its subsidiary on a consolidated basis, except where the context clearly indicates otherwise.

         Overview

          The Company is a development stage company and, since inception, has incurred losses from operations. As of September 30, 1998 the Company has had cumulative net losses since inception totaling $4,484,902. The Company is primarily engaged in the development of scientific chemical formulations that have worldwide sales application. It has chosen initially to market its products through private label relationships with companies that are major distributors in the over-the-counter, medical, healthcare and
         multi-level arenas.   Development of its own brand, especially in
         the medical markets, will be pursued on a case-by-case basis as profitable opportunities arise. First Scientific has developed two unique formulations; the first consists of two moisturizing antibacterial sanitizing formulations that remove 99.69% to 99.99% of bacteria from the skin without the harsh effects of alcohol or iodine (these products can be delivered in wipes, spray, gel-lotion and lotion-soap form) and the second, a topical rash prevention and treatment formulation that cleanses and moisturizes the skin for treatment against skin rashes caused by incontinence and other irritations (in wipe form). The world wide market for such products has grown significantly in recent years and is projected to continue growing at an aggressive rate. Regarding the Company's antibacterial formulation, this growth is due to the increase in the bacteria related disease, sickness and death from methicillin-resistant and other bacteria, the demands of government and healthcare agencies/providers to create healthier treatment enviroments and the insistence of the public in general for healthier living and working conditions. Increasing market growth for the Company's diaper and other rash formulation is primarily a function of the tremendous growth rate of the incontinent geriatric population, as baby boomers get older, and the product's application for the infant market. Management believes the markets for its products will continue to expand and that the potential for becoming a significant participant in such markets is a reasonable expectation.

          First Scientific outsources the manufacture of its products. The Company currently has developed relationships with two such manufacturers who both have F.D.A. compliant facilities. These manufacturers are in the business of manufacturing for various customers who require F.D.A. compliant facilities for their products and have years of experience performing according to F.D.A. standards. The Company produces a concentrate of its antibacterial formulation at its own facility, or at nearby contract facilities, under F.D.A. protocols. The concentrate is then shipped to its manufacturers for production runs according  to customer specifications.  This procedure protects the trade secret status of this formulation. The Company does not use this procedure in the production of its rash prevention and treatment formulation because its cannot economically mix concentrate for this product; however, strict confidentiality agreements are in place with the manufacturer to protect the trade secret status of this product formulation.


         Financial Position

          The Company had $744,713 in cash as of September 30, 1998. This represented an increase of $736,775 from December 31, 1997. Working capital as of September 30,1998, increased to $1,671,673 as compared to a negative working capital of $248,896 at December 31, 1997. This increase was largely due to funding from a private placement of securities by the Company, as more fully described elsewhere in this document. The Company had an accumulated deficit of $4,484,902 at September 30, 1998, most of which had been funded out of proceeds received from the issuance of stock, including $3,766,440 for acquired research and development, and from incurring liabilities.

         Results of Operations

          During the three months and nine months ended September 30, 1998, the Company had total operating revenues of $60,889 and $68,501 respectively, comprised primarily of product sales; compared with total operating revenues of $5,126 and $8,781 for the comparable periods from the prior year, comprised also primarily of product sales.

          Prior to June 1998, Company revenues were generated from sporadic sales of a Linseed oil based soap product and a rash prevention product created for a distributor who sells this product under a private label to an over-the-counter customer. First Scientific may continue to sell product to this distributor, but does not expect the revenue to be significant from this relationship. In June 1998, the Company entered into a private label supply agreement with a multinational distributor of medical and healthcare products. This private label transaction is for individual antibacterial wipes that the customer will market globally. The manufacturing of this product has not been completed as of September 30, 1998, but is scheduled for January 1999; however, the customer has paid 50% down according to the terms of the transaction. Serious negotiations are currently in process with other potential domestic private label customers and an international customer that are projected to conclude during the forth quarter of 1998 or during the first quarter of 1999.

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

          The Company uses as many as twenty specific chemical and botanical ingredients to formulate its products. Supplies of these ingredients remain readily available from multiple sources. The Company currently maintains very good relationships with its suppliers and does not anticipate problems that would cause the interruption, delay or availability of such ingredients.

          General and administrative expenses were $141,346 and $210,169 for the three and nine months ended September 30, 1998, respectively, compared with $16,918 and $37,680 for the comparable periods from the prior year. The increase in expenditures between the 1998 and 1997 periods were due to the transition the Company experienced from a one man product development entity, with minimal sales, to an adequately staffed operation capable of administrating anticipated growth. In September 1998 the Company moved into new executive office space which should meet growth needs for the foreseeable future. The space it had been occupying will be kept for research, testing, mixing and warehousing.

          Research and development expenses were $16,936 and $29,519 for the three and nine months ended September 30, 1998, before acquired research and development in the amount of $3,766,440, compared with $8,565 and $12,464 for the comparable periods from the prior year. The acquired research and development was for the transfer of all rights and ownership of technology relating to three scientific formulations. The increase in expenditures between the 1998 and 1997 periods resulted from the refinement of such formulations and development of new formulations. Net of technology acquisition costs incurred in previous periods, management expects an increase in research and development expenses for future periods, as the Company expands its product offerings and customer base.

         Liquidity and Capital Resources

          To date, the Company has financed its operations principally through founder loans, private placements of equity securities and product sales. The Company generated $950,906 in net proceeds through financing activities from inception through September 1998 of which $602,440 was generated during the nine months ended September 30, 1998. The Company used net cash in operating activities of $161,201 during the nine months ended September 30, 1998. Investing activities provided $295,297 net cash during the nine months ended September 30, 1998 primarily from the sale of securities. Those securities were received in exchange for common stock and were sold immediately upon their receipt. As of September 30, 1998, the Company's liabilities totaled $149,162. The Company had working capital as of September 30, 1998 of $1,671,673.

          The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including continuing research and development, F.D.A. testing requirements, market development, facilities enhancement, additional personnel, travel and other expenses related to projected growth. With the new business the Company is now negotiating, management believes that existing funds and funds generated from these sales will be sufficient to meet current obligations and ultimately to establish profitable operations. However, should payment terms on private label sales deviate from the normal 50% down payment with the order and the balance of 50% before shipping and/or should sales increase at a higher than anticipated rate, the Company will likely need a bank line of credit, purchase order/accounts receivable financing or additional equity capital to meet its working capital needs in the future. There is no assurance that any funding will be available or that, if available, the terms of such offering or funding will be favorable to the Company.

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

         Item 2.  Changes in Securities.

          In September 1998, the Company initiated a private placement (the "Private Placement") wherein it raised gross proceeds of $2,000,000 through the sale of 2,666,666 shares of common stock to qualified investors for $.75 per share. As of September 30, 1998, $935,577, net of deferred tax of $48,460, had been raised and 1,312,130 shares of common stock has been issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company did not use an underwriter in connection with the Private Placement.

          On September 15, 1998, the Company, then known as Linco Industries, Inc.(Linco), entered into a reorganization agreement with SPPS Financial Corporation (SPPS) whereby Linco would become a wholly owned subsidiary of SPPS. Under the terms of the agreement, a newly formed wholly-owned subsidiary of SPPS was merged into Linco. The shareholders of Linco exchanged each of their shares of common stock for 2,371.45 shares of SPPS common stock in connection with the reorganization agreement, which resulted in SPPS issuing 8,798,080 shares of its common stock to the Linco shareholders. Concurrent with the reorganization, SPPS issued 5,201,920 common shares in exchange for the rights to technology and the cancellation of a license and royalty agreement central to the Company's products. As a result of the reorganization, the Linco shareholders became shareholders of the Company in a transaction intended to qualify as a tax-free reorganization. Concurrent with the reorganization, SPPS changed its name to First Scientific, Inc.

          In contemplation of the reorganization, the Company received a pre-merger advance in the amount of $50,000 on August 6, 1998, in order to meet short term operating expenses. The advance from an investor was converted into 66,667 shares of common stock at the date of the reorganization.

          The merger has been considered the reorganization of Linco and the acquisition of SPPS in a purchase business combination. There was no market for SPPS's common stock, which corporation had minimal assets; therefore, the 3,333,330 shares of common stock outstanding at the date of the reorganization were recorded at $0. The recorded value of the contributed technology is based upon the price at which common shares were issued for cash at the time the technology was transferred. The value of the acquired technology was allocated $135,000 to purchased technology and $3,766,440 to research and development expense. The merger has been accounted for as the reorganization of Linco with a related 2,371.45 for 1 stock split. The accompanying financial statements have been restated for the effects of the stock split from the reorganization of Linco for all periods presented.

         Item 5: Other Information

          Directors and Executive Officers

          On September 15, 1998, the stockholders of the Company elected new directors. The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of the Company:

                  Name                                    Position
             ----------------                       ----------------------
             Douglas R. Warren                      President and Director
             Edward B. Walker                       Director
             Jerral R. Pulley                       Director
             Dr. Peter J. Sundwall Jr., M.D.        Director
             Darrell J. Saunders, D.D.S.            Director
             Gordon M. Davis                        Vice President
                                                    Administration/CFO
             Reed Tanner                            Vice President
                                                     Operations

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

                  Dr. Darrel J. Saunders, age 65, is a native of Ogden, Utah. He graduated from the University of Nebraska with a D.D.S. degree in 1961. Dr. Saunders has practiced dentistry in Ogden, Utah since the 1960s. He was a L.C.D.R. in the Navy Reserve, serving as the Dental Officer for 12 years. Dr. Saunders was a member of the Ogden City Public Works Advisory Committee and served twice as a District Chairman for the Boy Scouts. He was a member of the Executive Committee for the Lake Bonneville Council of the BSA. He served on the Ogden City Council for 18 years, serving one term as Assistant Mayor and another as Chairman of the City Council. Dr. Saunders also was on the Board of Directors for the Utah League of Cities and Towns and was a member and Chairman of the Board for the Central Weber Sewer District. He was recently appointed by the mayor of Ogden to serve on the Sesquicentennial Advisory Committee to help plan the activities for Ogden's sesquicentennial celebration in 2001.

                  Gordon M. Davis, age 53, is Vice President
         Administration/CFO of the Company. He received a bachelor's degree in business management from the University of Utah and has spent his career in banking, finance and management consulting. Over the past five years Mr. Davis was president of Satellite Image Systems, Salt Lake City, Utah in 1992 and 1993 and President of EE Multimedia, Inc., Salt Lake City, Utah in 1995. During 1996, Mr. Davis was part owner of a solarium company in Salt Lake City, Utah.
          During 1997 and 1998, he was a consultant to a real estate development project in South America and served as an independent business and financial consultant to other early stage development ventures, including the Company, which hired him as a full-time employee in August, 1998.

                  Reed J. Tanner, age 43, is Vice President of Operations for the Company. From 1993 to May 1996 he was supervisor of US Air Force Ammunition Control Point, responsible for inventory, location, and logistical support of Air Force non-nuclear munitions stockpile. Mr. Tanner was employed from June 1996 to September 1996 by BDM Corporation, identifying ozone depleting chemicals in Air Force maintenance manuals as specified by EPA. From October 1996 to May 1998, Mr. Tanner was subject matter expert for technical writing of US Air Force munitions technical manuals for
         Sverdrup Technology, ASG.   From May 1998, to present Mr. Tanner
         has overseen distribution and regulatory compliance at the Company.


         Item 6. Exhibits and Reports on Form 8-K

                  (a)       Exhibits

                   The following Exhibits are filed herewith pursuant to
                  Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

                  Exhibit #          Description
                  ---------          -----------
                  2.1       Agreement and Plan of Reorganization, dated
                            August 10,  1998, between the Registrant, Linco,
                            Linco Acquisition Corp. and Edward Walker*
                  3.1       Articles of Incorporation**
                  3.2       Bylaws**
                  3.3       Amendment to Articles of Incorporation changing
                            name to First Scientific, Inc. and effecting a
                            forward stock split.*
                  10.1      Non-qualified Stock Option Agreement with Jerral
                            R. Pulley***
                  10.2      Non-qualified Stock Option Agreement with Peter
                            Sundwall, M.D.***
                  27        Financial data schedule****

             _____________________
             *       Incorporated by reference to the same-numbered exhibit
                     to the Form 8-K
                     filed October 2, 1998 by the Company with the
                     Securities and Exchange Commission.
             **      Incorporated by reference to the same-numbered exhibit
                     to the
                     Company's Registration Statement on Form 10-SB, file
                     No. 0-24378.
             ***     Incorporated by reference to the same numbered exhibit
                     to the Form 10-Q
                     filed November 16, 1998 by the Company with the
                     Securities and Exchange Commission
             ****    Filed herewith

             (b)     Reports on Form 8-K

              On October 2, 1998, the Company filed a report on Form 8-K regarding the reorganization of the Company.

              On October 23, 1998, the Company filed a report on Form 8-K/A regarding pro forma financial statements as of June 30, 1998.




                                           SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           REGISTRANT

                                     FIRST SCIENTIFIC, INC.
                                           Registrant


         DATED:      December 11, 1998
                                          By:  /s/  Douglas R. Warren
                                              ----------------------------
                                              Douglas R. Warren, President

         DATED:      December 11, 1998
                                          By: /s/ Gordon M. Davis
                                             -----------------------------
                                             Gordon M. Davis, Vice President
                                             Administration/CFO (Principal
                                             Financial and Accounting Officer)