Form 10KSB
period 1998-12-31
FIRST SCIENTIFIC INC
filed 1999-03-26
CIK 925665

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-KSB

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998, or

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from       to

                          Commission File Number 0-24378

                             First Scientific, Inc.
                  (Name of small business issuer in its charter)

                    DELAWARE                  33-0611745
          (State or other jurisdiction of  (I.R.S. Employer
          incorporation or organization)   Identification Number)

         1877 West 2800 South, Suite 200              84401
                  Ogden, Utah                   (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code:  (801) 393-5781

           Securities to be registered under Section 12(g) of the Act:

                                         Name of each exchange
        Title of each Class                on which registered

                None                              None
             Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                                 (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [X]  No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   Registrant's revenues for its most recent fiscal year were $83,149.

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 3, 1997:
       Not applicable, shares not traded.

   As of December 31, 1998, Registrant had outstanding 20,169,770 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                       None

   Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                              FIRST SCIENTIFIC, INC.
                                INDEX-FORM 10-KSB


                                      PART I
                                                                          Page

  Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . . 1

  Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . . 7

  Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 7


                                     PART II

  Item 5.  Market for the Common Equity and Related Stockholder Matters. . . 8

  Item 6.  Management's Discussion and Analysis or Plan of Operations. . . .11

  Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . .14

  Item 8.  Changes in and disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .14


                                     PART III

  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act . . . . . . . . .14

  Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .16

  Item 11.  Security Ownership of Certain Beneficial Owners and Management .17

  Item 12.  Certain Relationships and Related Transactions . . . . . . . . .18


                                     PART IV

  Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .18

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

  Index to Financial Statements and Schedules. . . . . . . . . . . . . . . .20



                                    PART I

  ITEM 1.  Description of Business

  Forward Looking Statements and Information May Prove Inaccurate

       When used in this Form 10-KSB and in other filings by the Company with the SEC, in the Company's press releases or in other public or stockholder communications or oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "believes," "plans," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

       The Company cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and /or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

       The Company does not intend to update the forward looking statements contained in this report, except as may occur as part of its ongoing periodic reports filed with the Securities and Exchange Commission.

  Organization and General Development

       Whenever in this discussion the term"Company" is used, it should be understood to refer to First Scientific, Inc. ("First Scientific") and its wholly owned subsidiary, First Scientific Corporation, on a consolidated basis, except where the context clearly indicates otherwise.

       First Scientific, Inc. is a Delaware corporation organized on June 11, 1992 under the name of SPPS Financial Corporation ("SPPS"). SPPS was a corporation without operations until September 15,1998 when it entered into a reorganization with Linco Industries, Inc.

       First Scientific Corporation was incorporated as a Utah corporation on April 30, 1990 under the name of Linco Industries, Inc. ("Linco"). Linco was formed to take advantage of a linseed oil based soap formula. After limited success with this product, Linco began to focus its resources on developing a rash treatment and prevention baby wipe solution. This product was marketed through a private label agreement with a national distributor. In 1994, Linco recruited Dr. Edward Walker, a chemistry professor at nearby Weber State University and director of the Utah State Center for Excellence for Chemical Technology at Weber State University, as a shareholder and director. In March of 1998, at Dr. Walker's request, he relinquished his stock ownership in Linco in exchange for a royalty agreement. This royalty agreement was subsequently acquired by the Company during the reorganization with SPPS, as described below. Through the acquisition of his technology, Dr. Walker became a major shareholder in the Company and now serves as Director of research and development and as a member of the Board of Directors of the Company.

       On September 15, 1998, Linco entered into and completed an agreement with SPPS pursuant to which SPPS issued 8,798,080 shares of its common stock in exchange for 100% of the issued and outstanding common stock of Linco. Concurrently, SPPS changed its name to First Scientific, Inc.
  In connection with the agreement, First Scientific issued 5,201,920 shares of common stock to Dr. Edward Walker for the cancellation of a royalty agreement and for rights to technology relating to an instant chemical skin sanitizer formulation and issued or received subscriptions for 2,666,659 shares of common stock in exchange for approximately $2,000,000 of cash and marketable securities. The agreement between Linco and SPPS has been accounted for as the reorganization of Linco and the issuance of shares to the SPPS shareholders at historical cost. Concurrent with the reorganization Linco changed its name to First Scientific Corporation.

       Linco developed a proprietary formula for an antibacterial cleansing and moisturizing solution in 1996. Products from this formulation can be produced in the form of wipes or bottle sprays. In 1996, Linco also invented a second proprietary formulation, a Dimethicone-based solution that can be delivered to the incontinent/geriatric market in wipe form.
  In 1998, Linco developed a third proprietary formula, a lotion/ soap antibacterial cleansing and moisturizing solution that can be dispensed in tubes or bottles. These products were developed with market differentiating characteristics. First, neither the antibacterial nor the dimethicone formulations contained alcohol and therefore could be used repetitively without damaging or drying the skin. Second, the formulas combine FDA approved active chemical agents with natural botanical oils, preservative, and fragrance ingredients. Benzethonium Chloride is used in the antibacterial cleansing and moisturizing formulas, and Dimethicone, a proven drug for treating and preventing diaper rash, is used in the rash product. To the knowledge of management, no competitor has been able to develop such combinations.

  Testing, Research, and Product Development

       First Scientific's relationship with the State of Utah's Center of Excellence for Chemical Technology at Weber State University allows convenient access for testing of the ingredients and chemical solutions it formulates. Chemical testing expenses are paid for by the Company to the university on a fee-for-service basis. This kind of agreement is similar to those that the Center enters into with other companies. The university has no proprietary rights in the Company's products. This relationship enables the Company to conduct mandated tests for good manufacturing practice ("GMP") and to test incoming raw materials to determine if they meet the strict specifications demanded for Food and Drug Administration ("FDA") registered products. Without this arrangement, the Company would need to invest a large amount for testing equipment. It is anticipated that the Company will maintain its relationship with Weber State University. The Company is also in the process of negotiations to lease lab/testing space from the university to meet its increasing needs.

       Efficacy tests, which are particularly mandated by the FDA, Environmental Protection Agency ("EPA") and Occupational Safety and Health Administration ("OSHA") and required by the sellers of the Company's products, are performed by independent certified labs which adhere to government established protocols. The Company will also continue to test its own products, or to have them tested by outside FDA approved labs, to determine new uses, such as showing efficacy in combating HIV, hepatitis, the flu, and athletic rashes. Independent certified labs have tested the Company's products regarding time kill and skin irritation, with favorable results.

       The three formulations the Company has invented are unique and are used to produce distinct products. It licenses another company's chemical formulation for a fourth product. The Company's three formulations are FDA registered and proprietary, while the forth formulation, an antimicrobial hard-surface disinfectant cleaner, is EPA registered.

  Formulations/Products

  Antibacterial Wipes and Spray Formulation

       The Company's antibacterial formulation for use in wipes and sprays was discovered after more than two years of rigorous development. Linco overcame the problem of mixing the active agent, Benzethonium Chloride, an FDA-registered antibacterial chemical, with unique surfacants, botanical oils and preservative ingredients. Although the Company will focus on marketing this product on a private label basis, its trademarked brand names for this antibacterial product are "Fresh Cleanse(R)" in the over-the-counter retail market and "MediCleanse(TM)" in the health care market. FDA regulations have been complied with for both usage and claims. The botanical oils and fragrance ingredients provide a soothing, skin-conditioning effect. And, since it contains no alcohol, this product can be used repeatedly by health care professionals, food processors and preparers and individuals. Furthermore, tests reveal that its shelf life is in excess of two years, which is critical for successfully marketing of the product and that its has superior moisturizing capabilities.

  Antibacterial Lotion/Soap for Hands and Skin

       The Company has also developed a new, unique antibacterial lotion/soap. This product is applied directly to the skin and imparts the same antibacterial activity as the antibacterial wipe product, allowing its registration with the FDA. The lotion/soap is unique, in that it may be used as an antibacterial sanitizer and skin-conditioning lotion, without the need for rinsing, or it may be used as an antibacterial hand-soap for washing hands under running water protocols. This dual-action property opens several markets for this product. The lotion/soap has been specifically tested by an independent laboratory for efficacy mandated by the FDA and meets the requirements for over-the-counter and medical professional use registrations.

  Diaper Rash Prevention and Treatment Formulation

       The Dimethicone-based diaper rash product is unique because the Dimethicone oil-in-water emulsion is extremely stable for periods in excess of two years. The solution also remains homogeneous with the addition of Company's botanical oils, fragrances, and preservative ingredients. Again, First Scientific has been able to formulate a distinctive product that meets all FDA requirements as an over-the-counter drug product, such as maintaining greater than 1% Dimethicone coverage, when applied in wipe form, while incorporating specific value added ingredients to enhance market penetration. As a result of this FDA registration, this unique product meets the medical health claim:"Treats and Prevents Diaper Rash."

       Historically, based on consultation with patent and intellectual property attorneys, the Company has not patented its proprietary formulations, but instead has maintained them as 'trade secrets.' However, the Company is presently reviewing this strategy and may file appropriate patent applications. The Company has felt secure in its 'trade secret' position because of the proprietary methods used in the mixing of ingredients, particularly the timing and sequence of adding such ingredients, the amounts used, and the temperature and speeds when mixing. The sharing of these formulas with manufacturers on an 'as needed basis' has been and will only be done with strict confidentiality agreements in place.

  Antibacterial Hard Surface Cleaner

       First Scientific's other antimicrobial product, which is not proprietary, is a one-step, no-rinse hard-surface cleaner used in a variety of markets ranging from commercial uses in medical institutions and food services to over-the-counter sales for home use. Its broad spectrum antimicrobial activity disinfects and protects against a wide variety of microorganisms including bacteria, viruses, molds and fungus. Since all such hard-surface cleaner formulations, labels, and expensive testing results are registered with the EPA, the Company decided to register an existing EPA-registered formulation. This product is complementary to the Company's own antibacterial formulated products, but fills a separate market niche. First Scientific has acquired the right to use this product with its own trademarked label, "Fresh Protect(TM)," as well as under private label agreements.

  Markets and Marketing

       The antibacterial market, even though very substantial for many years, is growing. This is a result of new strains of bacteria that, once they infiltrate the body, are in many cases resistant to, or even totally unaffected by, existing drugs. FDA and EPA requirements for cleanliness are becoming more of an issue each day in the industries affected by bacteria. This is reflected by more stringent and regular inspections. Therefore, health care providers at every level, food processors and handlers, and even in-home personal hygiene users are now demanding more effective, user-friendly products. These products must protect not only one's own personal health, but also work places to reduce legal liability for bacteria related illnesses and deaths. Newspapers, magazines, web sites, and frequent TV shows are chronicling these cases on a regular basis. These media are warning and educating people regarding the spread of bacteria and that being antibacterial conscious is no longer an option, but a genuine necessity. The FDA, EPA and other national and international public regulatory agencies, along with private watchdog groups, are also demanding higher standards to fight the bacteria that threaten the world's population.

       Sales potential for the Company's Dimethcone-based wipes, targeted mainly to incontinent and geriatric markets, is quite substantial. With people living longer and family in-home care becoming more prevalent, due to skyrocketing health care costs, predictable market growth is anticipated. However, there can be no assurance as to future levels of sales. First Scientific also may pursue the infant diaper rash and prevention market where there is substantive competition, but also multimillions of dollar in sales potential.

  Market Breakdowns

       Antibacterial-based product markets, including the hard-surface cleaner, are over-the-counter, medical/health care, food processing and handling and various specialty niches. These markets include both private and public as follows:

       Over-the-Counter: drug and grocery chains to smaller "mom and pop" stores, discount chains, convenience stores and any other retail point of purchase outlets.

       Health Care/Medical: hospitals, clinics, labs, nursing/rest homes and home health care provider where repeated patient body cleansing is required.

       Food processors/preparers/servers: food processing plants, restaurants, school kitchens and service providers and patrons.

       Multilevel Marketing: MLMs such as Amway and Rexall and smaller, high-end cosmetic groups.

       Specialties: Money handlers (such as financial institutions and casinos), barbers/beauticians, garbage collectors and custodians.

       International:  All of the same markets as indicated above.

       Dimethicone-based wipes can also be sold into the baby wipe market. However, at present, the Company has chosen not to enter this market because it is highly competitive, with numerous water-based non-FDA-registered products. The Company intends, therefore, to focus its current marketing efforts in the following incontinent and geriatric markets:

       Over-the-counter: drug and grocery stores chains, other suppliers for personal or home-bound use and large distribution companies.

       Health Care/Medical: hospitals, clinics, nursing/rest homes and in-home health care providers

       MLM:  network marketing organizations.


  Marketing

       Through December 31,1998, the Company has only marketed product through three customers; two have been private label transactions, while the other has been to a small distributor for branded products. The Company does not expect to continue one of the private label relationships, while the other one is expected to increase substantially in volume throughout 1999. The Company's relationship with the branded product distributor will be more fully defined in early 1999; however, significant growth through this market channel can not anticipated. Negotiation with a Fortune 100 multinational private labeler were conducted during the last quarter of 1998 and are expected to conclude in the first quarter of 1999.

       The marketing plan for the Company focuses on the development of private label distribution agreements, where manufacturing is outsourced. However, in selective cases, the buying habits of certain large retail chains and health care providers may lead to marketing the Company's branded products directly to the retailers or providers. Certain private label situations may be such that the Company relinquishes its outsourced manufacturing role and works on a royalty and fee for testing basis to provide its formulations. The Company intends to use caution in the selection of its relationships, choosing distributors who are highly knowledgeable of their markets and capable of establishing, or who have already established, substantial market presence.

       The Company's plan to concentrate in the private label arena is a function of initial positive response in this market channel and the large cash investment normally required to launch branded products. The Company can offer distinct customized private label products to potential customers because the mix of certain botanicals, fragrances, and preservatives in its formulations can be altered to meet customer objectives, while still maintaining all necessary FDA drug requirements related to the active antibacterial or diaper rash agents.

       The Company's marketing rationale is also driven by its business commitment to leanness at the corporate level and to limit staffing as much as possible through outsourcing. This will carry over to the marketing staff, while still allowing the Company to fix resources on accomplishing its objective of developing and providing unique products on a "first to market" basis. "First to market" will be the Company's primary product aim, with "new and improved" to follow in a strategic course as it markets its own proprietary products through private label relationships. However, when the Company identifies a market need that it cannot fill with one of its own formulations, but for which it can contract with an outside source, it will not hesitate to do so. This approach is the case with the Company's hard-surface antibacterial cleaner product.

       For the foreseeable future, the Company will rely on a small number of customers to provide revenue to the Company. It appears probable over the next twelve months that one or two of these customers may provide the majority of such revenue. Should the Company lose one of these relationships, there could be a significant adverse impact on sales revenues and profits. In order to combat these circumstances, the Company is in the process of identifying outside market research consultants who will provide more definitive market analysis to the Company. These consultants will identify potential customers and recommend a plan, and the strategy for accomplishing such plan, that will hopefully produce the highest probability for success in establishing and retaining relationships.

  Competition

       According to the Company's research, First Scientific's proprietary antibacterial and Dimethicone-based products are unique in the marketplace and, therefore, can provide superior alternatives to existing competition. However, this competition is significant and very well established in the markets the Company intends to penetrate. Products that provide antibacterial competition rely mostly on alcohol as their active agent. Per Federal regulatory mandate, alcohol content must be at least 60% of the total solution in these products. The Company's antibacterial solution products contain no alcohol. This is because the Company has discovered how to combine Benzethonium Chloride, a powerful FDA-approved Category 1 antibacterial agent, with natural botanicals, fragrance and preservatives to make solutions that can be applied to the skin in various forms and are totally effective. These competitive advantages, together with the facts that the Company's products are moisturizing and contain no stinging, skin-irritating and flammable alcohol, while being priced to compete with alcohol-based competitors, provide opportunity for First Scientific to enter selective markets.
  Major competitors, however, like Purell(R) in the personal skin sanitizing market, and others in the medical/health care arena, like Hibiclens(R), are offered by much larger by well financed companies, who are entrenched in the marketplace. First Scientific's Dimethicone formulation products have similar competition from mostly aqueous wipes products whose producers are also large and very well entrenched in the market. However, the Company has an FDA compliant formulation and can claim 'treats and prevents diaper rash,' which competition cannot claim. This, coupled with testing superiority regarding the formulation's moisturizing effects, should provide opportunities for penetration into existing markets. Overall, even with superior product offerings, the Company realizes competition will be formidable and significant resources will need to be expended to penetrate these markets and to grow market share.

  Manufacturing

       The Company outsources the manufacture of its products to FDA compliant facilities. These manufacturers, which are in the business of manufacturing for various customers who require FDA compliant facilities for their products, are experienced in performing according to FDA standards. Under normal procedures, the Company mixes the concentrate of its antibacterial formulation at its own facility, or at a nearby contract facility, both under FDA protocols. The concentrate is then shipped to the manufacturer for production according to their customer product specifications. This procedure helps to protect the trade secret status of this formulation; however, in the future, should customer agreements necessitate disclosing formulations and/or manufacturing products at the customer's facility or at their designee, strict confidentiality will be imposed to protect the Company's interests. The Company's mixing facilities (see Item 2 of this document for detailed description) have the capacity to meet projected mixing needs for the foreseeable future. The Company does not normally use this procedure in the mixing of its rash prevention and treatment formulation because of the economics in mixing concentrate for this formulation at its own facility. For the time being, mixing of this formulation will be done at the Company's contract manufacturer or at a contract mixer. Confidentiality agreements are in place with the Company's manufacturers to protect the trade secret status of this product formulation.

       The two contract manufacturers with whom the Company has established relationships have state-of-the- art facilities that are capable of meeting projected manufacturing requirements. Good relationships with these manufactures have been established; however, as a matter of prudent business practice, the Company will be investigating the establishment of additional relationships with other FDA compliant manufactures.

  Overview

       The Company is considered a development stage company for financial reporting purposes and, since inception, has incurred losses from operations. As of December 31, 1998, the Company has had cumulative net losses since inception totaling $4,762,745, with $3,989,550 of this total attributable to research and development expense. The Company is primarily engaged in the development of scientific chemical formulations and is currently marketing its products to private label companies that are major distributors in the over-the-counter, medical, health care and multi-level arenas, with nominal sales being made by a small distributor of branded products. Future development of its own brands, especially in medical markets, will be pursued on a case-by-case basis as profitable opportunities arise. The Company has developed unique formulations; two are moisturizing antibacterial sanitizing formulations that remove 99.69% to 99.99% of bacteria from the skin without the harsh effects of alcohol or iodine (these products can be delivered in wipes, spray, lotion and lotion-soap forms) and the third, a topical rash prevention and treatment formulation that cleanses and moisturizes the skin for treatment against skin rashes caused by incontinence and other irritations (in wipe form).

       The worldwide market for such products has grown significantly in recent years and is projected to continue growing at an aggressive rate. Regarding the Company's antibacterial formulation, this growth is due to the increase in bacteria related disease, sickness and death from methicillin-resistant and other bacteria, the demands of government and health care agencies/providers to create healthier treatment environment and the insistence of the public in general for healthier living and working conditions. Increasing market growth for the Company's diaper and other rash formulation is primarily a function of the tremendous growth rate of the incontinent geriatric population, as baby boomers grow older, and the product's application for the infant market. The Company also markets a fourth complimentary product, an antibacterial hard-surface cleaner that it registers for use.

       Management believes the markets for its products will continue to expand and that the potential for becoming a significant participant in such markets is a reasonable expectation; however, the Company has not generated significant sales during its history. The $2,000,000 funding First Scientific received in the third quarter of 1998 provides a strong base for expanded and focused marketing and sales efforts. These efforts are backed up by additional management and staff, new executive offices, the upgrading of existing research and development, mixing and storage facilities and expanded testing accommodations. The Company also maintains its own web page, which can be found at 'www.antibacteria.com.'


  ITEM 2.  Description of Property

  General

       The Company currently occupies space at two different locations. The Company's executive offices are located at 1877 West 2800 South, Suite 200, Ogden, Utah 84401. This location is comprised of 2012 square feet of office space on the second level of a three-year-old office warehouse building in the Ogden Industrial Park. Executive, finance, operations and sales/marketing are housed in this facility. The second facility is located at 2711 Midland Drive, Ogden, Utah 84401 (approximately one-half mile from the executive offices). Research and development, warehousing, mixing and records storage are performed at this FDA compliant facility, which consists of 2200 square feet in a small office warehouse complex. The Company also has a written agreement for the use of laboratory and testing facilities at Weber State University in Ogden, Utah and is in the process of leasing its own dedicated space at the university for expanded operations.

       The Company believes the facilities described above are adequate to meet its projected operating needs for the next twelve to thirty-six months. Should growth objectives be exceeded during this time period, additional space may need to be occupied. Currently, an additional 2200 square feet is available immediately adjacent to its executive offices, which could be leased on terms similar to the existing space.


  ITEM 3.  Legal Proceedings

       The Company is not involved in, nor has it been involved in, any legal proceedings. On January 5, 1999, the Company was advised of an unasserted claim against it as a result of a 1991 Agreement in Principle (the "Agreement"). The Agreement purported to promise stock in Linco Industries, Inc. to an individual if certain conditions were met in representing the Company to potential customers. No legal proceeding has been filed with respect to this claim and the Company has entered into negotiations to resolve the matter. However, management of the Company maintains the Agreement is no longer valid because the conditions in the Agreement were not met within a reasonable time and because of the failure of other terms. Additionally, due to an indemnification clause in the reorganization agreement with SPPS, the former shareholders of Linco are required to satisfy obligations of Linco incurred prior to the reorganization. Consequently, the Company will require the responsibility of any settlement resulting from the Agreement to be satisfied by former shareholders of Linco.


                                   PART II

  ITEM 5.  Market for Common Equity and Related Stockholder Matters

  Securities of the Company

       The reorganization completed in the reporting year left the Company with 20,169,770 shares of common stock outstanding on December 31, 1998. The Company also has 1,000,000 preferred shares authorized. There is currently no public market for any of the Company's shares.

       There are approximately 93 shareholders of record of the Company's common stock as of December 31, 1998.

  Sale of Unregistered Securities

       During the past year, the Company (or its predecessor) has conducted one private offering of common stock in connection with the acquisition of 100% of the issued and outstanding Linco common stock. Concurrently therewith, the Company also issued common stock to one individual as consideration for the acquisition of technology rights and the cancellation of a related royalty agreement.

       On September 15, 1998, Linco entered into and completed an agreement with SPPS pursuant to which SPPS issued 8,798,080 shares of its common stock in exchange for 100% of the issued and outstanding common stock of Linco to 3 accredited and 7 non-accredited Linco shareholders in reliance upon Section 4(2) of the Securities Act of 1933. Simultaneously, SPPS changed its name to First Scientific, Inc. In connection with the agreement, First Scientific issued 5,201,920 shares of common stock to Dr. Edward Walker in reliance on Section 4(6) of the Securities Act of 1933 for the cancellation of a royalty agreement and for rights to technology relating to an instant chemical skin sanitizer formulation.

       In connection with said agreement, the Company also issued or received subscriptions in a private offering to 30 accredited and 8 non-accredited investors for a total of 2,666,659 shares of the Company's common stock for $0.75 per share in cash and/or securities in reliance upon Section 4(2) of the Securities Act of 1933. SPPS, through its former officers, acted as its own Selling Agent in that offering. All prospective investors were given a private placement memorandum that included a complete disclosure of the Company, its financial results, its business and various risks of the investment. Investors were required to sign a Subscription Agreement in which the investor represented, among other things, that he or she was acquiring the shares for his or her own account, and not for resale, and that the investor was experienced in financial matters and could bear the economic risk of an investment in the Company.

       Following is a list of investors in the offering:

     SECURITIES SOLD                                  CONSIDERATION
     Shares of Company
     Common Stock          Investors                        Cash
     ------------      --------------------            -------------

           40,000      Reza John Azimi                   $  30,000.00
           66,667      Roy W. Parker, Jr.                   50,000.00
           66,667      Parker Boat Co., Inc.                50,000.00
          100,000      John Prevatt                         75,000.00
          121,667      John Ben Bartholomew                 91,250.00
                       Thomas G. Chapman and
          100,000         Marci R. Chapman                  75,000.00
                       David N. Johnson and
           40,000         Rachael Johnson                   30,000.00
          133,333      The Achieve Fund, L.P.              100,000.00
          133,333      Morrison Family Trust               100,000.00
          133,333      The Kristan Sundell Family Trust    100,000.00
          133,333      The Kenneth Stewart Family Trust    100,000.00
                       The John M. Kinker Revocable
          133,333         Trust dated 12/23/96             100,000.00
           40,000      Kevin and Michelle Miller Trust      30,000.00
           40,000      Heath Johnston                       30,000.00

           36,000      Leo T. Neilsen & Judy F. Neilsen     27,000.00
           64,469      Marcus L. Peterson                   48,351.50
           24,000      Lurlen A. Knight                     18,000.00
           13,333      Richard M. Knudson                   10,000.00
           35,333      Rick Jackson                         26,500.00
                       Avenue Dental Pension Trust Fund,
          100,000         Ed J. Pinegar, Trustee            75,000.00
           26,700      Robert W. Bennie                     20,025.00
                       Jacob C. Fish
          160,702      Chris M. Allison                    120,526.50
           78,000      John Paskett                         58,500.00
           40,000      SJR Projects, LLC                    30,000.00


                                                           Shares of
                                                       Micropoint, Inc.
                                                         Common Stock

           44,866      Patricia Fish                            5,000
           68,559      Gregory M. Fish                          7,500
           68,559      Ryan A. Fish                             7,500
           67,225      Marci L. Fish                            7,357
           68,559      David & Julia F. Thompson                7,500
           68,559      Heath and Lori F. Birchall               7,500
           68,559      Keri F. Burrows                          7,500
           68,559      Marshall S. Blackham                     7,500
           68,559      Todd K. Hewlett                          7,500
           35,893      Lori F. Birchall C/F Candace Fish        4,000
           35,893      Lori F. Birchall C/F Kevin Fish          4,000
           33,333      Douglas M. Odom                          5,000
           33,333      Thomas E. Danielson                      5,000
            9,333      Jacob C. Fish                            1,000

                                                          Shares of
                                                            Linco
                                                         Common Stock

        2,371,450      Douglas R. and Linda Warren              1,000
        2,371,450      Charles L. and Ruth Crittenden           1,000
                       The Darrell J. and Mary Arlene
        2,371,450         Saunders Family Trust                 1,000
          592,862      Edward B. and Cheri F. Walker              250
          284,574      Barry L. Johnson                           120
          514,605      DeVerl Byington Family Trust               217
          182,602      E. Robert and J. Joann Rauzi                77
           21,343      David Johnson                                9
           87,744      Dennis Charlton                             37
          169,781      Richard F. Riesenfeld                  $58,049 in
                                                         convertible debt
           66,667      Patricia B. Fish                       $50,000 in
                                                            conversion of
                                                             short-term
      ___________

       11,634,520     TOTAL SHARES OF COMPANY COMMON STOCK SOLD
      ===========


  ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Selected Financial Data

       The following selected financial data of the Company as of December 31,1998 and 1997 and cumulative from April 30, 1990 (Date of Inception) are derived from, and are qualified by reference to, the financial statements of the Company, included elsewhere in this Form 10-KSB. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-KSB.

                                                           Cumulative from
                                                            April 30, 1990
                                       The Years Ended   (Date of Inception)
                                         December 31,            Through
                                   -------------------------   December 31,
                                      1998          1997          1998
                                   -----------   -----------   -----------
  Revenue                          $    83,149   $    12,907   $   235,996

  Net Income (Loss)                 (4,280,512)      (96,181)   (4,762,745)

  Basic and Diluted Earnings
   (Loss) Per Share                      (0.33)        (0.01)        (0.46)

  Weighted Average Shares           12,800,937    10,467,581    10,312,299

  Cash Dividends Declared Per
   Common Share                             -             -             -

  Summary Consolidated Balance Sheet Data

  Working Capital                  $  1,348,846  $    (248,896)

  Total Assets                       1,788,818        49,796

  Stockholder's Equity (Deficit)     1,595,208      (322,878)

  Accumulated (Deficit)             (4,762,745)     (482,233)

  Financial Position

               The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

       The reorganization that First Scientific completed in September of the reporting year, and the related private placement offering, had significant impact on the financial position of the Company. The Company is now in a position to access the public equity market to raise additional funds, if needed in the future, and to use its shares for prudent acquisition purposes. The cash position of the Company, due to the private placement, is much improved.

       The Company had $1,286,299 in cash as of December 31, 1998. This represents an increase of $1,278,361 from December 31, 1997. Working capital as of December 31,1998, increased to $1,348,846, as compared to negative working capital of $248,896 at December 31,1997. These increases were largely due to funding from a private placement of securities by the Company, as more fully described elsewhere in this document. Total assets amounted to $1,788,818 as of December 31,1998 and $49,796 as of December 31, 1997, while total liabilities were $193,610 as of December 31,1998 and $372,674 as of December 31, 1997. The Company had an accumulated deficit of $4,762,745 as of December 31,1998 and $482,233 as of December 31, 1997.
  Of the $4,280,512 loss attributable to the current year, $3,766,440 was for acquired research and development.

  Results of Operations

       During the twelve months ended December 31, 1998, the Company had only nominal operating revenues of $83,149, comprised primarily of product sales, compared with total operating revenues of $12,907 for the comparable period from the prior year, comprised also primarily of product sales. Cumulative operating revenue since inception (April 30, 1990) totaled $235,996. Gross profits for 1998 and 1997 were $28,152 and $4,585, respectively. However, as of year end 1998, management believes the Company is in a position, both financially and operationally, to aggressively generate additional revenues. Its products are FDA compliant and have been tested to prove they are effective, meet shelf life requirements and enhance the skin. Since the Company's formulas are unique and in expanding markets, it anticipates revenues to increase several fold in 1999.

       Prior to June 1998, Company revenues were generated from sporadic sales of a Linseed oil based soap product and a rash prevention product created for a distributor who sells this product under a private label to an over-the-counter customer. First Scientific may continue to sell product to this distributor, but does not expect the revenue to be significant. In June 1998,the Company entered into a private label supply agreement with a multinational distributor of medical and health care products. This private label transaction is for individual antibacterial wipes that the customer intends to market globally. The manufacturing of this product has not been completed as of December 31, 1998, but is scheduled for March 1999. However, the customer has paid $33,750 down according to the terms of the transaction. Upon shipment of this order, this customer has indicated that a larger follow-on order would be forthcoming. Private label negotiations were completed with a division of a major U.S. drug company in the first quarter of 1999 for approximately $750,000 of the Company's dimethicone-based concentrate and related testing over the following 12 months. More preliminary discussions with other potentially substantial customers are in process, including a large international trading company. Management believes gross margin objectives will be achieved with such sales; however, there is no guarantee that these negotiations will result in firm sales contracts, or that potential sales will provide sufficient cash flows necessary to sustain operations

       The Company's usual payment terms for private label customers is 50% down with an order and the remaining 50% paid before shipment, and net 30 days with customers who purchase its branded products.

       Private label agreements, such as those discussed above, create certain risks for the Company, including (i) reliance on other parties for sales of products, and, therefore, reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if the Company's products are marketed under other parties' labels, goodwill associated with use of the products would inure to the benefit of the other parties rather than the Company; (iii) the Company may have only limited protection from changes in manufacturing costs and raw materials costs;
  and (iv) if the Company is reliant on other parties for all or substantially all of its sales, the Company may be limited in its ability to negotiate with such other parties upon any renewals of their agreements. Management believes these risks are mitigated by initial market demands, the apparent uniqueness of First Scientific's formulations, the large existing and expanding markets for its products and the caliber of customers with which it is negotiating currently.

       The Company uses approximately twenty different chemical and botanical ingredients to formulate its products. Supplies of these ingredients remain readily available from multiple sources. The Company currently maintains very good relationships with its suppliers and does not anticipate problems that would cause the interruption, delay or unavailability of such ingredients.

       General and administrative expenses were $550,449 for the twelve months ended December 31, 1998, compared with $54,546 for the comparable period form the prior year. The increase in expenditures between the 1998 and 1997 periods was due to the transition the Company experienced from a one-person product development entity, with minimal sales, to an adequately staffed operation of five employees capable of administrating anticipated growth. Cumulative general and administrative expenses since inception were $837,332. In September 1998, the Company moved into new executive office space which appears adequate to meet growth needs for the foreseeable future. The space previously occupied will be remodeled and kept for research and development, testing, mixing, record retention and warehousing.

       Research and development expenses were $47,368 for the twelve months ended December 31, 1998, before acquired research and development costs in the amount of $3,766,440, compared with $21,029 for the comparable period from the prior year. The acquired research and development was for the transfer of all rights and ownership of technology relating to three scientific formulations. The increase in expenditures between the 1998 and 1997 periods resulted from the refinement of such formulations and development of new formulations. Net of technology acquisition costs incurred in previous periods, management expects an increase in research and development expenses for future periods, as the Company expands and refines its product offerings and customer base.

  Liquidity and Capital Resources

       Throughout its existence, the Company has relied principally on cash from financing activities to provide the funds required for research, development, marketing and operating activities. Such net cash has been used principally to fund cumulative net losses of approximately $4,763,000.

       Prior to the reorganization on September 15, 1998, the Company had financed its operations principally through founder loans, private placements of equity securities and product sales. The Company generated $1,695,668 in net proceeds through financing activities from inception through December 31, 1998 of which $1,347,441 was generated during the twelve months ended December 31, 1998, while $44,020 was generated in 1997. The Company used net cash in operating activities of $284,987 during the year ended December 31, 1998 and $624,555 since inception, while $63,394 was used in 1997. Investing activities provided $215,907 net cash during the year ended December 31, 1998, primarily from the sale of marketable securities, while $721 was used in 1997 and a net of $215,186 cumulatively was provided since inception. The mentioned securities were received in exchange for common stock and a portion of these securities were sold immediately upon their receipt. Of the securities received for the issuance of common stock, the Company has retained as an investment marketable securities valued at $194,784 and non-marketable investment securities with a cost basis of $50,000. As of December 31, 1998, the Company's liabilities totaled $193,610 compared to $372,674 at December 31,1997. The Company had working capital as of December 31, 1998 of $1,348,846 compared to a negative working capital on December 31, 1997 of $248,896.

       The Company's working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including expenditures related to continuing research and development, FDA testing requirements, market development, facilities enhancement, additional personnel, travel and other costs related to projected growth. Management is presently projecting cash requirements of approximately $116,000 per month for the next twelve months. Since the Company lacks experience at its projected level of activity, this number could change substantially. Management believes, however, that cash on hand, together with funds generated from sales, the Company is now in the process of negotiating, will be sufficient to meet projected operating requirements over the next twelve months. Should these sales not materialize as anticipated, the Company may need revenue from sales to customers that have not yet been identified, bank credit, and/or additional equity capital to meet its projected capital needs over the next twelve months. There is no assurance that any sales, presently or yet to be identified, will come to fruition or that any debt or equity funding will be available to the Company.

  YEAR 2000 (Y2K issues)

       The Company uses computers principally for scientific modeling and calculation, product market research and administrative functions such as communications, word processing, accounting and management and financial reporting. The Company's computer system was purchased in September, 1998. The software utilized by the Company is generally standard "off the shelf" software, typically available from a number of vendors. While the Company believes it has taken all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. Should vendor assurances that the Company's systems are 2000 compliant be incorrect, management believes systems failures would not have a material adverse impact on its operations. In addition to its own computer systems, in connection with its business activities, the Company interacts with suppliers, customers, creditors and financial services organizations domestically and globally who use computer systems. It is impossible for the Company to monitor all such systems and there can be no assurances the failure of such systems would not have a material adverse impact on the Company's business and operations. Management is currently evaluating what contingency plans it may adopt in the event the Company, or parties with whom the Company does business, should experience year 2000 problems.

  ITEM 7.  Financial Statements

       The financial statements are set forth immediately following the signature page.

  ITEM 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

       The Company and its auditors have not disagreed on any items of accounting treatment or financial disclosure.

                                   PART III

  ITEM 9.  Management and Certain Security Holders

  Directors and Executive Officers

       The table below sets forth the name, age and positions or offices of each director and executive officer of First Scientific, Inc. and its wholly owned subsidiary, First Scientific Corporation. The Board of Directors and officers of First Scientific, Inc. also serve as the Board of Directors and Officers of First Scientific Corporation.

       Name                          Age   Position
       ----------------             ----   ----------------------
       Douglas R. Warren             65    President and Director
       Edward B. Walker              46    Director
       Jerral R. Pulley              64    Director
       Peter J. Sundwall Jr., M.D.   34    Director
       Darrell J. Saunders, D.D.S.   65    Director
       Gordon M. Davis               53    Vice President Adm./CFO
       Reed Tanner                   43    Vice President Operations


       Douglas R. Warren has been President of the Company since its acquisition of Linco Industries, Inc., of which he was one of the founders. As President of Linco, he directed all aspects of operations including manufacturing, distribution and sales. Prior to the acquisition of Linco by the Company, Mr. Warren developed several important business relationships with suppliers and potential customers.

       Edward B. Walker is a native of Ogden, Utah. He graduated from Weber State University and obtained his PhD in chemistry from Texas Tech University. After completing a post-doctoral fellowship in the Stanford University Department of Biochemical Pharmacology, Dr. Walker returned to Weber State University in 1981, where he is currently a professor of chemistry and Director of the Utah Center of Excellence for Chemical Technology. Dr. Walker's basic research interests over the years have focused on the biochemistry of natural products and their effects on living systems. In addition, he spends a significant portion of his time in applied research, helping Utah inventors and corporations develop new and enhanced products, refine their quality assurance programs, and improve manufacturing methods. Dr. Walker has been issued various U.S. and foreign patents for his inventions, ranging from novel drugs derived from plants to flow cells used in spectrophotometers. Dr. Walker has received the Utah Governor's Medal for Science and Technology, Weber State University's Master Teacher Award, and is a Cortez Professor in the Honors Program at WSU. He has authored many scientific publications and two university-level chemistry textbooks.

       Jerral R. Pulley is an experienced executive skilled at providing strategic direction, innovative marketing solutions and creating new streams of business revenue. Mr. Pulley is a partner in the consulting firm, The Client Synergy Group, and immediately prior to that while in Boston, he served as Senior Vice President and General Manager of S.C. Publishing 1995-1997 and 1990-1994 as CEO of Polymerics, a leading art/craft company with $90 million in revenue. Mr. Pulley's background includes serving in senior executive roles at several prominent corporations including: Binnery & Smith (Crayola), as VP Corporate Development; Ryder, as Senior VP Strategic Planning/Corporate Development; Bordon, Group VP (Consumer Products Division); Life Savers, EVP; Pepsico, VP Marketing Planning. Mr. Pulley also spent twelve years at Procter & Gamble where his last assignment was starting up a Toilet Goods Division in the United Kingdom.

       Mr. Pulley has served on several Boards of Directors and presently is a Director of The Thorsden Group, Ltd., a software provider in Salt lake City, and Vice Chairman of the Henry's Fork Foundation, a non-profit organization concerned with proper watershed stewardship. Mr. Pulley holds a B.S. from the University of Utah and an MBA from UCLA.

       Dr. Peter V. Sundwall Jr., M.D. graduated Cum Laude from the University of Utah with a degree in Psychology. He went on to earn a Masters degree in Educational Psychology from the University of Utah. Dr. Sundwall received his Doctor of Medicine degree from the University of Utah Medical School where he graduated with Honors in Family Medicine and received the Golden Cane award for excellence in patient care. Dr. Sundwal1 completed his Family Practice Residency at St. Peters Hospital in O1ympia, Washington. Currently he is practicing Family Medicine at Intermountain Health Care in Highland, Utah.

        Dr. Darrel J. Saunders is a native of Ogden, Utah. He graduated from the University of Nebraska with a D.D.S. degree in 1961. Dr. Saunders has practiced dentistry in Ogden, Utah since the 1960s. He was a L.C.D.R. in the Navy Reserve, serving as the Dental Officer for 12 years. Dr. Saunders was a member of the Ogden City Public Works Advisory Committee and served twice as a District Chairman for the Boy Scouts. He was a member of the Executive Committee for the Lake Bonneville Council of the BSA. He served on the Ogden City Council for 18 years, serving one term as Assistant Mayor and another as Chairman of the City Council. Dr. Saunders also was on the Board of Directors for the Utah League of Cities and Towns and was a member and Chairman of the Board for the Central Weber Sewer District. He was recently appointed by the mayor of Ogden to serve on the Sesquicentennial Advisory Committee to help plan the activities for Ogden's sesquicentennial celebration in 2001.

       Gordon M. Davis is Vice President Administration/CFO of the Company.
  He received a bachelor of science degree in business management from the University of Utah and has spent his career in banking, finance and management consulting. Over the past five years Mr. Davis was president of Satellite Image Systems, Salt Lake City, Utah in 1992 and 1993 and President of EE Multimedia, Inc., Salt Lake City, Utah in 1995. During
  1996, Mr. Davis was part owner of a solarium company in Salt Lake City, Utah. During 1997 and 1998, he was a consultant to a real estate development project in South America and served as an independent business and financial consultant to other early stage development ventures, including the Company, which hired him as a full-time employee in August, 1998.

       Reed J. Tanner is Vice President of Operations for the Company. From 1993 to May 1996, he was supervisor of US Air Force Ammunition Control Point, responsible for inventory, location, and logistical support of Air Force non-nuclear munitions stockpile. Mr. Tanner was employed from June 1996 to September 1996 by BDM Corporation, identifying ozone depleting chemicals in Air Force maintenance manuals as specified by EPA. From October 1996 to May 1998, Mr. Tanner was subject matter expert for technical writing of US Air Force munitions technical manuals for Sverdrup Technology, ASG. From May 1998 to present, Mr. Tanner has overseen distribution and regulatory compliance at the Company.

  ITEM 10.  Executive Compensation

       Summary Compensation Table. The following table sets forth, for the three fiscal years ended December 31, 1998, the compensation paid to the Company's Chief Executive Officer. No executive officer of the Company received salary and bonus compensation in excess of $100,000. In December 1998, the Board granted a stock option to the Company's CEO for 120,000 shares of common stock.


                                                                   Long-term
                                     Annual Compensation         Compensation:
                             ----------------------------------
                                                      Other       Securities
            Name and                                  Annual      Underlying
    Principal Position       Year  Salary    Bonus  Compensation    Options
    ------------------       ----  -------  ------  ------------  ----------
    Douglas R. Warren        1998  $29,298  $   -      $     -      120,000
    President, CEO           1997      -        -            -           -
                             1996      -        -            -           -

  Options Grants in the Last Fiscal Year

       The following table sets forth the options granted to named executive officers in the last fiscal year.

                                  % of Options
                                   Granted to
          Name and                  Employees
         Principal       Options       in        Exercise      Expiration
         Position        Granted   Fiscal Year     Price          Date
    -----------------   ----------  ----------   ---------   ---------------
    Douglas R. Warren     120,000       45%       $0.75       December 2003


  Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

    The following table sets forth the aggregate value of options to acquire shares on the common stock held by the Chief Executive Officer on December 31, 1998.

                             Total Number            Value of Unexercised
                              of Options           In-the-Money Options at
                        as of December 31, 1998       December 31, 1998
         Name          Unexercisable/Exercisable   Unexercisable/Exercisable
    -----------------  -------------------------   -------------------------
    Douglas R. Warren       72,000 / 48,000           $  54,000 / 36,000


  ITEM 11.  Security Ownership of Certain Beneficial Owners and Management


    The following table lists the number of shares of Common Stock beneficially owned as of December 31, 1998, by each person known by the Company to be the beneficial owner of more the five percent (5%) of the Common Stock, by each director of the Company, by the Chief Executive Officer, and by all officers and directors of the Company as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated.

                                                           Percentage
                                          Number of         of Class
  Names of Beneficial Owners               Shares          Outstanding
  --------------------------            -----------     ---------------
  Edward B. Walker                        5,794,782            28.0%

  Douglas R. Warren (1)                   2,419,450            11.7%

  Darrell J. Saunders                     2,374,450            11.5%

  Charles L. Crittenden                   2,371,450            11.5%

  Jehu Hand                               1,660,330             8.0%

  Jerry Pulley (2)                          400,000             1.9%

  Peter Sundwall (3)                         50,000              .2%

  All officers and directors as
    a group (7 persons) (4)              11,083,682            53.5%

       The percentages set forth above have been computed based on 20,714,770 shares, which is the number of shares of the Common Stock outstanding and exercisable options held by officers and directors outstanding as of December 31, 1998.

  (1)   Includes 48,000 shares issuable upon presently exercisable options

  (2) Includes 400,000 share issuable upon presently exercisable options and options which become exercisable in the next 60 days.

  (3) Includes 50,000 shares issuable upon presently exercisable options and options which become exercisable in the next 60 days.

  (4) Includes 546,000 shares issuable upon presently exercisable options and options which become exercisable in the next 60 days.


  ITEM 12.  Certain Relationships and Related Transactions

       One-year renewable agreements were entered into with two directors of the Company, one for $10,000 per month, effective August 1, 1998 for marketing and sales consulting, and one for $7,000 per month, effective August 1, 1998, for consulting on product research, development and testing.

       A note payable with a director/shareholder in the amount of $40,173, was paid, and notes payable together with accrued interest to shareholders in the amount of $90,000 were converted to equity without additional issuance of common stock.

       On September 14, 1998, $91,877 of deferred salary payable to the President/CEO was converted into additional paid in capital without the issuance of additional common shares.


                                   PART IV

   EXHIBITS AND REPORTS

  ITEM 13.  Exhibits and Reports on Form 8-K

       (a)   Exhibits

       The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

  Exhibit #   Description

  2.1 Agreement and Plan of Reorganization, dated August 10, 1998, between the Registrant, Linco, Linco Acquisition Corp. and Edward Walker*
  3.1   Articles of Incorporation**
  3.2   Bylaws**
  3.3 Amendment to articles of Incorporation changing name to First Scientific, Inc. and effecting a forward stock split.*
  10.1  Non-qualified Stock Option Agreement with Jerral R. Pulley***
  10.2  Non-qualified Stock Option Agreement with Peter Sundwall, M.D.***
  10.3  1998 Stock Incentive Plan****
  27    Financial data schedule****

  ______________________
  * Incorporated by reference to the same-numbered exhibit to the form 8-K filed October 2, 1998 by the Company with the
             Securities and Exchange Commission.
  ** Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB, file No. 0-24378.
  *** Incorporated by reference to the same-numbered exhibit to the Form 10-QSB filed November 16,1998 with the Securities and Exchange Commission.
  ****             Filed herewith

       (b)   Reports on Form 8-K

       The Company has not filed any report on Form 8-K during the fourth quarter of 1998; however, it did file a Form 8-K October 2, 1998 and a Form 8-K/A on October 28, 1998.





                                  SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  REGISTRANT

  FIRST SCIENTIFIC, INC.
  Registrant



  DATED: March 24, 1999
                                   By: /s/  Douglas R. Warren
                                   ________________________________________
                                   Douglas R. Warren, President


  DATED: March 24, 1999
                                  By: /s/  Gordon M. Davis
                                  ________________________________________
                                  Gordon M. Davis, Vice President
                                  Administration/CFO (Principal
                                  Financial and Accounting Officer)




                      FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                         (A Development Stage Enterprise)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page

    Report of Independent Certified Public Accountants . . . . . . . . F-1

    Consolidated Balance Sheets - December 31, 1998 and 1997 . . . . . F-2

    Consolidated Statements of Operations for the Years Ended
       December 31, 1998 and 1997 and for the Cumulative
       Period from April 30, 1990 (Date of Inception) through
       December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . F-3

    Consolidated Statements of Stockholders' Equity (Deficit)
	  for teh Period from April 30, 1990 (Date of Inception)
	  through December 31, 1996 and for the Years Ended
	  December 31, 1997 and 1998 . . . . . . . . . . . . . . . . . . . .  F-4

    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1998 and 1997, and for the Cumulative period
       from April 30, 1990 (Date of Inception) through December
       31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

    Notes to Consolidated Financial Statements . . . . . . . . . . . . F-7




  HANSEN, BARNETT & MAXWELL
      A Professional Corporation
     CERTIFIED PUBLIC ACCOUNTANTS

                                                     (801) 532-2200
   Member of AICPA Division of Firms                Fax (801) 532-7944
         Member of SECPS                       345 East 300 South, Suite 200
  Member of Summit International Associates   Salt Lake City, Utah 84111-2693



                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  To the Board of Directors and Shareholders
  First Scientific, Inc.

  We have audited the accompanying consolidated balance sheets of First Scientific, Inc. and Subsidiary, a development stage enterprise, as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997 and for the cumulative period from April 30, 1990 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Scientific, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and for the cumulative period from April 30, 1990 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.

 					                           /S/ Hansen, Barnett & Maxwell
                         						  ------------------------------
                                      HANSEN, BARNETT & MAXWELL
  Salt Lake City, Utah
  January 15, 1999


                      FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                         (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ---------------------
                                                          1998       1997
                                                       ----------  ---------
                                      ASSETS
  Current Assets
    Cash . . . . . . . . . . . . . . . . . . . . . . . $1,286,299  $   7,938
    Investment in securities available-for-sale. . . .    194,784         -
    Trade receivables. . . . . . . . . . . . . . . . .        614      8,425
    Inventory. . . . . . . . . . . . . . . . . . . . .     26,619     29,881
    Prepaid expenses . . . . . . . . . . . . . . . . .     29,356      2,934
                                                       ----------  ---------
       Total Current Assets. . . . . . . . . . . . . .  1,537,672     49,178
                                                       ----------  ---------
  Property and Equipment . . . . . . . . . . . . . . .     95,378        721
    Less: accumulated depreciation . . . . . . . . . .     (2,982)      (103)
                                                       ----------  ---------
       Net Property and Equipment. . . . . . . . . . .     92,396        618
                                                       ----------  ---------
  Purchased Technology, Net. . . . . . . . . . . . . .    108,750         -

  Long-Term Investments. . . . . . . . . . . . . . . .     50,000         -
                                                       ----------  ---------
  Total Assets . . . . . . . . . . . . . . . . . . . . $1,788,818 $   49,796
                                                       ========== ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current Liabilities
    Accounts payable . . . . . . . . . . . . . . . . . $   54,334  $   2,399
    Customer deposits. . . . . . . . . . . . . . . . .     33,750         -
    Accrued liabilities. . . . . . . . . . . . . . . .     75,979    107,048
    Capital lease obligation - current portion . . . .      2,070     81,688
    Related party notes payable. . . . . . . . . . . .     22,693    106,939
                                                       ----------  ---------
       Total Current Liabilities . . . . . . . . . . .    188,826    298,074
                                                       ----------  ---------
  Notes Payable  . . . . . . . . . . . . . . . . . . .         -      74,600
  Capital Lease Obligation . . . . . . . . . . . . . .      4,784         -
                                                       ----------  ---------
       Total Long-Term Liabilities . . . . . . . . . .      4,784     74,600
                                                       ----------  ---------
  Stockholders' Equity (Deficit)
    Preferred stock - $0.001 par value;
     1,000,000 shares authorized;
     no shares issued or outstanding . . . . . . . . .         -          -
    Common stock -  $0.001 par value; 50,000,000
     shares authorized; issued and outstanding:
     1998 - 20,169,770 shares, 1997 - 10,467,581
     shares. . . . . . . . . . . . . . . . . . . . . .     20,170     10,468
    Additional paid-in capital . . . . . . . . . . . .  6,429,114    148,887
    Unearned compensation. . . . . . . . . . . . . . .    (84,056)        -
    Accumulated other comprehensive loss . . . . . . .     (7,275)        -
    Deficit accumulated during the
     development stage . . . . . . . . . . . . . . . . (4,762,745)  (482,233)
                                                       ----------  ---------
       Total Stockholders' Equity (Deficit). . . . . .  1,595,208   (322,878)
                                                       ----------  ---------
  Total Liabilities and Stockholders'
     Equity (Deficit). . . . . . . . . . . . . . . . . $1,788,818  $  49,796
                                                       ==========  =========

    The accompanying notes are an integral part of these financial statements.

                      FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                         (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Cumulative from
                                                               April 30, 1990
                                                                  (Date of
                                          For the Years Ended     Inception)
                                               December 31,         Through
                                          ----------------------- December 31,
                                             1998         1997        1998
                                          -----------  ----------  -----------
  Sales                                   $    83,149  $   12,907  $   235,996
  Cost of Sales. . . . . . . . . . . . .       54,997       8,322      154,653
                                          -----------  ----------  -----------
  Gross Profit . . . . . . . . . . . . .       28,152       4,585       81,343
                                          -----------  ----------  -----------
  Operating Expenses
   General and administrative expense. .      550,449      54,546      837,332
   Research and development expense. . .    3,813,808      21,029    3,989,550
                                          -----------  ----------  -----------
      Total Operating Expenses . . . . .    4,364,257      75,575    4,826,882
                                          -----------  ----------  -----------

  Loss from Operations . . . . . . . . .   (4,336,105)    (70,990)  (4,745,539)

  Other Income and (Expense)
   Interest income . . . . . . . . . . .       14,682          -        14,682
   Interest expense. . . . . . . . . . .      (20,970)    (25,191)     (93,769)
                                          -----------  ----------  -----------

  Loss Before Income Taxes . . . . . . .   (4,342,393)    (96,181)  (4,824,626)

  Benefit from Income Taxes. . . . . . .       61,881          -        61,881
                                          -----------  ----------  -----------

  Net Loss . . . . . . . . . . . . . . .  $(4,280,512) $  (96,181) $(4,762,745)
                                          ===========  ==========  ===========
  Basic and Diluted Loss Per Common
   Share. . . . . . . . . . . . . . . .   $     (0.33) $    (0.01) $     (0.46)
                                          ===========  ==========  ===========
  Weighted Average Number of  Shares
     Used in Per-Share Calculation. . .    12,800,937  10,467,581   10,312,299
                                          ===========  ==========  ===========

  Net Loss . . . . . . . . . . . . . . .  $(4,280,512) $  (96,181) $(4,762,745)
                                          ===========  ==========  ===========
  Other Comprehensive Loss
   Unrealized loss on investment in
    securities available-for-sale. . . .       (7,275)         -        (7,275)
                                          -----------  ----------  -----------
  Comprehensive Loss . . . . . . . . . .  $(4,287,787) $  (96,181) $(4,770,020)
                                          ===========  ==========  ===========

    The accompanying notes are an integral part of these financial statements.

                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                Deficit
                                                                                              Accumulated
                                            Common Stock           Additional    Receivable    During the      Total
                                       -------------------------     Paid-In        From       Development  Stockholders'
                                         Shares        Amount        Capital    Shareholders      Stage        Deficit
                                       -----------   -----------   -----------   -----------   -----------   -----------
Balance - April 30, 1990
 (Date of Inception) . . . . . . . .            -    $        -    $        -    $        -    $        -    $        -

Issuance for receivable from
 shareholder, April 30, 1990,
 $0.00 per share . . . . . . . . . .     7,114,350         7,114         7,886       (15,000)           -             -

Issuance for services:
 April 30, 1990, $0.00 per share. . .    2,371,450         2,371         2,629            -             -          5,000
 January 1993, $0.07 per share. . . .      284,574           285        19,070            -             -         19,355
 January 1995, $0.02 per share. . . .    2,371,450         2,371        47,629            -             -         50,000

Issuance for cash:
 October 7, 1993, $0.07 per share . .      514,605           515        34,485            -             -         35,000
 March 27, 1996, $0.12 per share . . .      83,001            83         9,917            -             -         10,000
 October 10, 1996, $0.25 per share . .      99,601           100       24,900             -             -         25,000

Set off notes receivable from
 shareholders against loans
 payable to shareholders,
 December 31, 1993 . . . . . . . . . .          -             -             -         15,000            -         15,000

Shares redeemed in exchange for
 release of personal guarantee
 of Company debt, December 31,
 1994, $0.00 per share . . . . . . . . (2,371,450)        (2,371)        2,371            -             -             -

Net loss for the period from
 April 30, 1990 (Date of
 Inception) through December
 31, 1996. . . . . . . . . . . . . . .          -             -             -             -       (386,052)     (386,052)

Balance - December 31, 1996. . . . . .  10,467,581        10,468       148,887            -       (386,052)     (226,697)

Net loss . . . . . . . . . . . . . . .          -             -             -             -        (96,181)      (96,181)
                                      ------------   -----------   -----------   -----------   -----------   -----------
Balance - December 31, 1997. . . . . .  10,467,581        10,468       148,887            -       (482,233)     (322,878)

Stock redeemed in exchange for
 release of personal guarantee
 of Company debt and upon execution
 of license and royalty agreement,
 June 1, 1998, $0.00 per share . . . .  (1,778,588)       (1,779)        1,779            -             -             -

Issuance for cash:
  May 7, 1998,  $0.29 per share . . . .     21,343            21         6,229            -             -          6,250
  July 9, 1998, $0.34 per share. . . . .    87,744            88        29,912            -             -         30,000
  September through December
   1998, $0.75 per share . . . . . . . . 1,860,203         1,860     1,393,293            -             -      1,395,153

Conversion of shareholder loans
 and a liability for deferred
 salaries, September 14, 1998
 to capital without issuance
 of additional shares . . . . . . . . .         -             -        181,877            -             -        181,877

Issuance to acquire SPPS,
 September 15, 1998,
 $0.00 per share . . . . . . . . . . . . 3,333,330         3,333        (3,333)           -             -             -

                                                                (continued)

  The accompanying notes are an integral part of these financial statements.

                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (CONTINUED)

                                                                                                Deficit
                                                                                              Accumulated
                                            Common Stock           Additional    Receivable    During the      Total
                                       -------------------------     Paid-In        From       Development  Stockholders'
                                         Shares        Amount        Capital    Shareholders      Stage        Deficit
                                       -----------   -----------   -----------   -----------   -----------   -----------
Issuance upon conversion of debt:
  September 17, 1998, $0.75
   per share . . . . . . . . . . . .        66,667   $        67   $    49,933   $        -    $        -         50,000
  September 30, 1998, $0.34
   per share . . . . . . . . . . . .       169,781           170        57,880            -             -         58,050

Issuance in exchange for
 available-for-sale securities,
 (less $48,460 deferred income
 tax) September 17, and November 18,
 1998, $0.75 per share before tax. . .     673,123           673       455,713            -             -        456,386

Issuance for cancellation of
 royalty agreement and
 contribution of technology
 (less $13,421 deferred
 income tax) September 17,
 1998, $0.75 per share . . . . . . .     5,201,920         5,202     3,882,817            -             -      3,888,019

Compensation related to
 grant of stock options,
 September 17, 1998. . . . . . . . .            -             -        174,194      (174,194)           -             -

Issuance for restricted
 equity securities, November
 18, 1998, $0.75 per share . . . . .        66,666            67        49,933            -             -         50,000

Amortization of deferred
 compensation. . . . . . . . . . . .            -             -             -         90,138            -         90,138

Net Loss . . . . . . . . . . . . . .            -             -             -             -     (4,280,512)   (4,280,512)

Unrealized loss on securities
 available-for-sale. . . . . . . . .            -             -             -         (7,275)           -         (7,275)
                                      ------------   -----------   -----------   -----------   -----------   -----------

Balance - December 31, 1998. . . . .    20,169,770   $    20,170   $ 6,429,114   $   (91,331)  $(4,762,745)  $ 1,595,208
                                      ============   ===========   ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                 FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                   (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Cumulative From
                                                               April 30, 1990
                                                                   (Date of
                                            For the Years Ended   Inception)
                                               December 31,         Through
                                           ---------------------- December 31,
                                              1998        1997        1998
                                           ----------  ----------  ----------
 Cash Flows From Operating Activities
  Net loss. . . . . . . . . . . . . . . . $(4,280,512) $  (96,181) $(4,762,745)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization . . . .      29,129         103       29,232
    Shares issued for services. . . . . .         -            -        74,355
    Purchased research & development. . .   3,766,440          -     3,766,440
    Amortization of unearned
     compensation . . . . . . . . . . . .      90,138          -        90,138
    Deferred tax benefit. . . . . . . . .     (61,881)         -       (61,881)
    Changes in operating assets and
     liabilities:
       Accounts receivable. . . . . . . .       7,811       9,656         (614)
       Inventory. . . . . . . . . . . . .       3,262       1,491      (26,619)
       Prepaid expenses . . . . . . . . .     (26,422)      5,670      (29,356)
       Accounts payable . . . . . . . . .      52,035        (594)      54,334
       Accrued liabilities. . . . . . . .     101,263      16,461      208,411
       Customer deposits. . . . . . . . .      33,750          -        33,750
                                          -----------  ----------  -----------
  Net Cash Used in Operating Activities .    (284,987)    (63,394)    (624,555)
                                          -----------  ----------  -----------
 Cash Flows From Investing Activities
  Payments for equipment. . . . . . . . .    (86,940)        (721)     (87,661)
  Proceeds from sale of securities
   available-for-sale . . . . . . . . . .    302,847           -       302,847
                                          ----------  -----------  -----------

  Net Cash Used in Investing Activities .    215,907         (721)     215,186
                                          ----------  -----------  -----------
 Cash Flows From Financing Activities
  Proceeds from borrowing . . . . . . . .     61,050       50,000      255,975
  Principal payments on notes payable . .   (117,338)     (31,050)    (155,975)
  Proceeds from loans from stockholders .     19,930       25,070      158,934
  Principal payments on loans from
   stockholders . . . . . . . . . . . . .    (46,742)          -       (63,807)
  Principal payment under capital
   lease obligation . . . . . . . . . . .       (862)          -          (862)
  Proceeds from issuance of
   common stock . . . . . . . . . . . . .  1,431,403           -     1,501,403
                                          ----------  -----------  -----------
  Net Cash Provided by Financing
   Activities . . . . . . . . . . . . . .  1,347,441       44,020    1,695,668
                                          ----------  -----------  -----------
 Net Increase (Decrease) in Cash. . . . .  1,278,361      (20,095)   1,286,299

 Cash at Beginning of Period. . . . . . .      7,938       28,033           -
                                          ----------  -----------  -----------
 Cash at End of Period. . . . . . . . . . $1,286,299  $     7,938  $ 1,286,299
                                          ==========  ===========  ===========

 Supplemental Cash Flow Information - See Note 9


 The accompanying notes are an integral part of these financial statements.

                FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                  (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business - On April 30, 1990, Linco Industries, Inc. (Linco) was incorporated under the laws of the State of Utah. Linco has developed, manufactured, and distributed a linseed oil based soap on a very limited basis. More recently, Linco developed and acquired two scientific formulations: a non-alcohol based antibacterial sanitizing formulation that removes bacteria while moisturizing the skin and a topical rash prevention and treatment formulation that cleanses and moisturizes the skin for use with incontinent and other skin rash situations.

 Reorganization - On September 15, 1998, Linco entered into a reorganization agreement with SPPS Financial Corporation ("SPPS"), a publicly held Delaware corporation, whereby a newly-formed, wholly-owned subsidiary of SPPS was merged into Linco. Under the terms of the agreement, the Linco shareholders exchanged all of the 3,710 issued and outstanding shares of common stock of Linco for 8,798,080 shares of SPPS common stock. SPPS had no assets, liabilities or operations and had 3,333,330 common shares outstanding at the date of the agreement. The agreement has been accounted for as the reorganization of Linco, with a related 2,371.45 -for-1 stock split, and the issuance of 3,333,330 common shares to the SPPS shareholders. Those shares were recorded at zero. The accompanying financial statements have been restated for all periods presented for the effects of the stock split from the reorganization of Linco. In connection with the reorganization, SPPS changed its name to First Scientific, Inc. This reorganization was not deemed to be the acquisition of a business; accordingly no pro forma information is presented.

 Principles of Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Linco (now First Scientific Corporation) for all periods presented and the accounts and transactions of First Scientific, Inc. from September 15, 1998. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated entities are collectively referred to herein as the Company.

 Business Condition -Historically, the Company has suffered losses from operations and has had negative cash flows from operating activities. Sales of the Company's products have not provided revenues sufficient to sustain operations. During 1998, the Company completed a reorganization with SPPS and obtained $2,000,000 of equity financing. The Company also converted $181,877 in shareholder loans, deferred salary, and accrued interest, to capital. The Company's long-term continued existence, however, is dependent upon its ability to achieve profitable operations as well as its ability to obtain additional equity financing. During the year ended December 31, 1998, and subsequently, the Company has received firm orders for its products from significant new customers as further described under "Subsequent Events." Although recent and potential orders do not guarantee that profitable operations will be obtained or sustained, management believes these recent orders and other similar potential sales will provide sufficient cash flows to sustain operations and that the Company will ultimately establish profitable operations.

 Development Stage Enterprise - Since inception, the Company has spent most of its efforts in developing and marketing various products; however, it has not yet had sales sufficient to sustain operations and has relied upon cash flows from financing activities (primarily debt and equity issuances) to sustain operations. Therefore, the Company is considered to be in the development stage.

 Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates.

 Financial Instruments - The amounts reported as cash, securities available-for-sale, accounts payable, customer deposits, and accrued liabilities are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of preparation of the financial statements.

 Concentration of Risk - The concentration of business with a small number of customers subjects the Company to a concentration of risk such that the loss of a customer can significantly effect revenues. Historically, the Company has relied on sales to a small group of domestic customers but has not been limited by geographic region.


                 FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                   (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 During the years ended December 31, 1998 and 1997, sales totaling $53,531 or 64% of sales, and $26,506, or 86% of sales, respectively, were to one customer.

 Investments - Investment in marketable equity securities were categorized as available for sale at December 31, 1998. Available-for-sale securities are stated at fair value, with unrealixzed gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive loss. Marketable equity securities with fair values of $302,847 and $202,059 were transferred to the Company on September 17, and November 18, 1998, respectively, in exchange for 673,123 shares of common stock under the terms of a reorganization agreement which was intended to be a tax free transfer. Deferred income taxes of $48,460 were recognized at the dates the securities were received. The Company immediately sold the securities received on September 17, 1998 for gross proceeds of $302,847, resulting in no gain or loss being recognized from the sale of securities during 1998. At December 31, 1998, available-for-sale securities consisted of the following:

       Cost                             $  202,059
       Gross unrealized losses              (7,275)
                                        ----------
       Estimated Fair Value             $  194,784
                                        ==========

 Long-term investments at December 31, 1998 consisted of equity securities restricted from resale until they have been held for one year. These secutities are stated at cost of $50,000.

 Inventory - Inventory is stated at the lower of cost or market.
 Cost is determined using the first-in, first-out method.

 Property & Equipment - Property and equipment is stated at cost. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, which are three to seven years. Depreciation expense was $2,879 and $103 for the years ended December 31, 1998 and 1997, respectively.

 Sales Recognition - Sales are recognized upon shipment of products to customers. Customers' pre-payments are recorded as a liability pending completion and shipment of the order.

 Research and Development Expense - Current operations are charged with all research and product development expenses.

 Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 1,315,000 and 0 potentially issuable common shares which were excluded from the calculation of diluted loss per common share for the years ended December 31, 1998 and 1997, respectively.

 New Accounting Standards - The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits," during 1998. These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations, or cash flows. In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company is currently analyzing the impact of this statement, which is required to be adopted in 1999, and does not expect it to have a material impact on the Company's financial position, results of operations or cash flows.

 NOTE 2 - ACQUISITION OF TECHNOLOGY

 In connection with the reorganization agreement with SPPS, the Company issued 5,201,920 shares of common stock valued at $3,901,440, or $0.75 per share, to a director for the transfer of all rights and ownership of technology relating to three scientific formulations and the cancellation of the Company's obligation under a royalty agreement relating to the use of the technology.
 The value of the contributed technology was determined based upon the fair value of common stock issued for cash following the reorganization with SPPS. The scientific formulations were developed by the director and the Company and the common shares were issued to fully transfer the director's interest in the technology to the Company. The technology relates to two non-alcohol based antibacterial sanitizing formulations that remove bacteria while moisturizing the skin and a dimethicone-based topical rash prevention and treatment formulation that cleanses and moisturizes the skin for treatment of skin rashes caused by incontinence and other irritations. The technology was in process except for one formulation valued at $130,000. The cost of the completed technology was capitalized and is being amortized over a period of 18 months. In process technology was valued at $3,766,440 and was charged to operations at the date acquired.

 NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

 Since inception, the Company has relied on funds advanced by shareholders to meet its obligations and fund its development activities. These advances have been classified as related party notes payable and accrue interest at the rate of 10% per year. Notes payable to related parties were $22,693 and $106,939 at December 31, 1998 and 1997, respectively. During September 1998, the shareholders converted $90,000 of outstanding notes payable, together with accrued interest, to additional paid-in capital.

 NOTE 4 - NOTES PAYABLE

                                                           December 31,
                                                      ----------------------
                                                        1998      1997
                                                      --------  ---------
 Notes payable to banks, interest from 10.5%
 to 10.75%, guaranteed by shareholders, unsecured. .  $    -    $ 106,288

 Convertible note payable to an individual, interest
 at 19.5%, due November 1998, converted along with
 accrued interest into 169,781 shares of common
 stock during September 1998. . . . . . . . . . . . .      -      50,000
                                                      -------   --------
 Total. . . . . . . . . . . . . . . . . . . . . . . .      -     156,288

 Less Current Portion Due . . . . . . . . . . . . . .      -      81,688
                                                      -------   --------
 Long-Term Notes Payable. . . . . . . . . . . . . . . $    -    $ 74,600
                                                      =======   ========

 Line of Credit - The Company had a $10,000 line of credit from a bank with interest of 10.75%. The principal balance as of December 31, 1997 was $9,150, and is included in notes payable to banks listed above. The note was due March 26, 1998, was subsequently renewed and increased in the amount of $11,050 during July 1998 and was fully repaid and closed during September 1998.

 Short-Term Advance - During August 1998, an investor advanced
 $50,000 to the Company to meet current expenses. During September, the advance was converted into 66,667 shares of common stock at $0.75 per share.

 NOTE 5 - COMMITMENTS AND CONTINGENCIES

 Capital and Operating Leases - During 1998, the Company entered into operating lease agreements to lease office space and a copier, and a capital lease agreement for computer equipment. The office lease is for a two-year term, is renewable on an annual basis, and currently requires lease payments of $2,576 per month with annual escalations equal to the lesser of the change in the consumer price index or 5%. The copier lease is for 36 months with monthly payments of $146. The capital lease is for a three-year term requiring monthly payments of $294. The future minimum lease payments for these leases at December 31, 1998 are as follows:

           For the Year Ending
               December 31,            Capital    Operating
               -------------           -------    ---------
                  1999                 $ 3,523    $  22,181
                  2000                   3,523       15,476
                  2001                   2,349        1,275
                                       -------    ---------
     Total Minimum Payments              9,395    $  38,932
                                       -------    =========
     Less amount representing interest $ 2,541
                                       -------
     Present value of net minimum
      lease payments                   $ 6,854
                                       =======

 Unasserted Claim - Subsequent to December 31, 1998, on January 5, 1999 the Company was advised of an unasserted claim against it as a result of a 1991 Agreement in Principle (the "Agreement"). The Agreement purported to promise stock in Linco Industries, Inc. to an individual if certain conditions were met in representing the Company to potential customers. No legal proceeding has been filed with respect to this claim and the Company has entered into negotiations to resolve the matter. However, management of the Company maintains the Agreement is no longer valid because the conditions in the Agreement were not met within a reasonable time and because of the failure of other terms. Additionally, due to an indemnification clause in the reorganization agreement with SPPS, the former shareholders of Linco are required to satisfy obligations of Linco incurred prior to the reorganization. Consequently the Company will require the responsibility of any settlement resulting from the Agreement to be satisfied by former shareholders of Linco.

 NOTE 6 - COMMON STOCK

  On April 30, 1990, the Company issued 7,114,350 common shares in exchange for promissory notes from shareholders in the amount of $15,000. Concurrently, 2,371,450 common shares, valued at $5,000 based upon the value of the promissory notes, were issued for legal and accounting services. The founding shareholders thereafter made loans to the Company to fund operations. On December 31, 1993, the notes receivable from shareholders were set off against notes payable to the shareholders.

  On January 20, 1993, the Company issued 284,574 shares of common stock valued at $19,355 in exchange for laboratory and technical services provided to the Company. The shares were valued at $0.07 per share based upon the value of an outside private placement on October 7, 1993 in which 514,605 common shares were issued in exchange for cash in the amount of $35,000, or $0.07 per share.

  During 1994, the Company redeemed 2,371,450 common shares in exchange for the release by a bank of an original shareholder's personal guarantee of $75,000 in notes payable. The shares were valued at zero. There were no unstated rights or privileges in connection with this transaction. On January 20, 1995, the Company issued 2,371,450 common shares for technical and director services, as well as for compensation relating to a new shareholder's personal guarantee of notes payable. The Company determined the fair value of the services provided to be $50,000.

  The Company issued 83,001 and 99,601 common shares to a private investor for cash proceeds of $10,000 and $25,000, or $0.12 and $0.25 per share on March 27, and October 10, 1996, respectively. On May 7, 1998, an additional 21,343 common shares were issued in a private placement for cash in the amount of $6,250.

  On June 1, 1998, the Company redeemed 1,778,588 common shares from an individual who had served on the Board of Directors and had developed certain technology for use by the Company, including the primary formulas used by the Company in its products. The Company also obtained the release of the individual's personal guarantee of Company debt. The common stock was also redeemed in exchange for the release by the Company of any ownership claim it may have had to certain technology. The technology was deemed worthless at that time and the common stock had no significant value. The individual vacated his position on the board of directors. Whether the transferred technology had any value was in question. Accordingly, the shares redeemed were valued at zero and no gain was recognized on the transfer of the technology. There were no unstated rights or privileges associated with the redemption. In connection with the redemption, the Company entered into a license and royalty agreement with the individual which provided the Company with the use of the technology. The royalty agreement granted a 25% gross profits interest in the products the Company sells which are based upon the formulas. The agreement also provided for a minimum annual royalty of $60,000 regardless of the Company's sales volume. However, the Company did not anticipate future sales of products which were subject to the royalty agreement and therefore did not recognize a liability under the royalty agreement.

  Independent of the above redemption and because of the cash investment in common stock by a third party, on September 15, 1998, in compliance with the third party's request, the individual came back to being a member of the board of directors, terminate the license and royalty agreement and transferred the entire ownership of the formulas and associated technology to the Company, all in exchange for 5,201,920 common shares. The technology, and the shares issued, were valued at $3,888,019 net of deferred taxes of $13,421, or $0.75 per share as further described in
  Note 2.

  On July 9, 1998, the Company issued 87,744 shares of common stock to a private investor for $30,000 in cash or $0.34 per share.

  On September 15, 1998, for accounting purposes, the Company was deemed to have issued 3,333,330 common shares, valued at $0, to the shareholders of SPPS in connection with the reverse acquisition of SPPS. No assets were received nor were any liabilities assumed in connection with this acquisition.

  On September 14, 1998, related party notes payable together with accrued interest in the amount of $90,000 and $91,877 of deferred salary were converted into additional paid-in capital without the issuance of additional shares. No unstated rights or privileges were granted in connection with these contributions to capital.

  In contemplation of the reorganization of the Company, an advance in the amount of $50,000 was received from an investor on August 6, 1998 in order to meet short-term expenses. The advance was converted into 66,667 shares of common stock at $0.75 per share on September 17, 1998.

  The Company issued 169,781 shares of common stock at $0.34 per share on September 30, 1998 upon conversion of a $50,000 convertible note payable, together with interest in the amount of $8,050. The note was convertible at the rate on the date that an outside investment of more than $25,000 was received by the Company. Such an outside investment occurred during July 1998 at $0.34 which established the conversion price of the note. No beneficial conversion feature is ascribed to the conversion because at the measurement date the rate per share was not priced below market.

  The Company issued 1,860,203 shares of common stock in a private placement offering for cash proceeds of $1,395,153 or $0.75 per share from September through December 1998.

  On September 17, and November 18, 1998, the Company issued 403,796 and 269,327 shares of common stock in exchange for securities available-for-sale valued at $254,387 net of deferred tax and $201,999, respectively. The shares were shares issued at $0.75 per share before deferred income tax of $48,460. Additionally, the Company issued 66,666 shares of common stock at $0.75 per share in exchange for restricted securities valued at $50,000 on November 18, 1998.

 NOTE 7 - OTHER EQUITY ADJUSTMENTS

 Other equity adjustments include deferred compensation from stock options granted in 1998 which vest through 2000 and accumulated other comprehensive loss relating to unrealized loss on investment in securities available-for-sale. Changes in equity adjustments for the year ended December 31, 1998 were as follows:

                                                   Accumulated    Total
                                                       Other       Other
                                        Deferred   Comprehensive  Equity
                                      Compensation     Loss     Adjustments
                                       ----------   ----------   ----------
    Balance - December 31, 1997        $       -    $       -    $       -

    Compensation from grant
      of stock options                   (174,194)          -      (174,194)

    Amortization of deferred
     compensation                          90,138           -        90,138

    Unrealized loss on investment in
     securities available-for-sale             -        (7,275)      (7,275)
                                       ----------   ----------   ----------
    Balance - December 31, 1998        $  (84,056)  $   (7,275)  $  (91,331)
                                       ==========   ==========   ==========

 NOTE 8 - STOCK OPTIONS

 On September 30, 1998, the Company granted stock options to two outside directors to purchase a total of 1,050,000 shares of common stock at $0.75 per share. The options vest according to a schedule over three years and expire September 30, 2003. Options to purchase 125,000 shares were exercisable at September 30, 1998. The options granted were valued at their fair value of $174,194 on the grant date, which amount will be recognized by the Company as the options vest. Accordingly, $90,138 was charged to operations during the year ended December 31, 1998. The Company will recognize $61,936 and $22,120 as a charge to operations during the years ending December 31, 1999 and 2000, respectively.

 The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 0.0%, risk-free interest rate of 5.0% and expected life of 5 years. The expected volatility was assumed to be 0.0% because, at the grant date, the Company was a privately held enterprise and there was no market for its common stock.

 The Board of Directors approved the 1998 Stock Option Plan (the "Plan") during December 1998, which authorized options to purchase 2,500,000 shares of common stock. Options to purchase 265,000 common shares were granted under the Plan on December 31, 1998, with an exercise price of $0.75 per share. The options become exercisable from the date granted through December 31, 2002. The unexercised options expire on December 31, 2007.

 A summary of the status of the Company's stock options as of
 December 31, 1998 and changes during the year then ended are presented below:
                                                          Weighted-Average
                                                Shares     Exercise Price
                                              ----------   ---------------
    Outstanding at beginning of year. . . . .         -        $   -
    Granted . . . . . . . . . . . . . . . . .  1,315,000         0.75
                                              ----------
    Outstanding at end of year  . . . . . . .  1,315,000         0.75
                                              ==========
    Options exercisable at end of year. . . .    221,000         0.75
                                              ==========
    Weighted-average fair value of
      options granted during the year . . . .     $ 0.13
                                                  ======

 The following table summarizes information about stock options outstanding at December 31, 1998:


                           Options Outstanding                        Options Exercisable
            --------------------------------------------------  -----------------------------
  Range of      Number    Weighted-Average                       Number
  Exercise   Outstanding      Remaining     Weighted-Average  Exercisable  Weighted-Average
  Prices    At 12/31/98   Contractual Life   Exercise Price   At 12/31/98   Exercise Price
  --------  -----------  -----------------  ----------------  -----------  ----------------
   $0.75     1,315,000        6.0 years           $0.75           221,000       $0.75


 The Company measures compensation to employees under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock
 Issued to Employees, and related interpretations. Compensation for options to outside directors is measured using the fair value method set forth under Statement of Financial Accounting Standards
 No. 123, "Accounting for Stock-Based Compensation". Stock-based compensation charged to operations was $0 and $90,138 for the year ended December 31, 1998 from options granted to employees and to outside directors, respectively. Had compensation cost for the Company's options been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                                               Cumulative
                                                              From April 30,
                                                              1990 (Date of
                                                                Inception
                                           For the Years         through
                                         Ended December 31,    December 31,
                                          1998         1997        1998
                                      ------------  ----------  ------------
     Net loss:
        As reported . . . . . . . . . $ (4,280,512) $  (96,181) $ (4,762,745)
        Pro forma . . . . . . . . . .   (4,390,379)    (96,181)   (4,872,612)

     Basic and diluted loss per share:
         As reported. . . . . . . . . $      (0.33) $    (0.01) $      (0.46)
         Pro forma. . . . . . . . . .        (0.34)      (0.01)        (0.47)

 NOTE 9 - CASH FLOW INFORMATION

 Supplemental Cash Flow Information - Interest was paid in the amount of $17,516 and $12,474 during the years ended December 31, 1998 and 1997, respectively.

 Noncash Investing and Financing Activities - During the years ended December 31, 1998 and 1997, the Company deferred compensation to employees of $57,000 and $10,225, respectively.
 For the period from April 30, 1990 through December 31, 1997, the Company deferred compensation to employees in the amount of $83,877. During the year ended December 31, 1993, the Company set off receivables from the stockholders in the amount of $15,000 against related party notes payable in the same amount.

 An advance from an investor in the amount of $50,000 was converted into 66,667 shares of common stock on September 17, 1998.
 On September 14, 1998, accrued expenses of $91,877 for deferred salaries and related party notes payable together with accrued interest in the amount of $90,000 were converted into additional paid-in capital without the issuance of additional shares.
 On September 15, 1998, the Company issued 5,201,920 shares of common stock in exchange for the rights to technology valued at $3,901,440 and the cancellation of a license and royalty agreement central to the Company's products.

 On September 15, 1998, for accounting purposes, the Company was deemed to have issued 3,333,330 common shares, valued at $0, to the shareholders of SPPS in connection with the reverse acquisition of SPPS. No assets were received nor were any liabilities assumed in connection with this acquisition.

 On September 30, 1998, the Company issued 169,781 common shares upon the conversion of a $50,000 note payable together with accrued interest in the amount of $8,050. During and September and December 1998, the Company issued 673,123 shares of common stock in exchange for $456,386 of securities available-for-sale, net of deferred tax. During December 1998 the Company issued 66,666 shares of common stock in exchange for $50,000 of restricted equity securities. During October 1998 the Company purchased computer equipment and incurred a capital lease obligation in the amount of $7,716.

 NOTE 10 - INCOME TAXES

 The following presents the components of the net deferred tax asset at December 31, 1998:

        Purchased technology amortization . . . . . . . . . . $  40,564
        Difference in fair value and tax basis of
         contributed securities . . . . . . . . . . . . . . .    89,762
                                   							                    ---------
            Total Deferred Tax Liabilities. . . . . . . . . .   130,326
                                                              ---------
	  Operating loss carry forwards . . . . . . . . . . . . . .   (224,793)
        Unrealized loss on investment in securities
         available-for-sale . . . . . . . . . . . . . . . . .    (2,713)
                                                              ---------
            Total Deferred Tax Assets . . . . . . . . . . . .  (227,506)
                                                              ---------
        Valuation allowance for deferred tax assets . . . . .    97,180
                                                              ---------
        Net Deferred Tax Asset. . . . . . . . . . . . . . . . $      -
                                                              =========

 The valuation allowance for deferred tax assets increased by $120,889 and $35,829 during the years ended December 31, 1998 and 1997, net of $185,206 reductions from deferred taxes on acquisitions during the year ended December 31, 1998. At December 31, 1998, the valuation allowance included $2,713 for which subsequently recognized tax benefits will be allocated to unrealized loss on investment in securities available-for-sale.

 The Company has U.S. Federal net operating loss carry forwards of $602,663 at December 31, 1998 which expire, if unused, in years 2013 through 2014. The benefit from income taxes consisted of the following for the years ended December 31, 1998 and 1997:
                                                    1998        1997
                                                 ----------  ----------
        Deferred Tax Benefit
         Federal. . . . . . . . . . . . . . . .  $   53,586  $       -
         State. . . . . . . . . . . . . . . . .       8,295          -
                                                 ----------  ----------
        Benefit from Income Taxes . . . . . . .  $   61,881  $       -
                                                 ==========  ==========

 The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended December 31, 1998 and 1997:

                                                     1998         1997
                                                 -----------   ----------
 Income tax benefit at statutory rate (34%). . . $ 1,476,414   $   32,702
 Non deductible expenses, primarily
  purchased research and development . . . . . .  (1,439,649)         (48)
 Change in valuation allowance . . . . . . . . .    (118,186)     (35,829)
 State benefit, net of federal tax . . . . . . .     143,302        3,175
                                                 -----------   ----------
 Benefit from Income Taxes . . . . . . . . . . . $    61,881   $       -
                                                 ===========   ==========

 NOTE 11-SUBSEQUENT EVENTS (Unaudited)

 During February 1999, the Company completed negotiations with a customer for the sale of Dimethicone-based concentrate and testing by the Company of products to be manufactured by the customer. Resulting revenues of approximately $750,000, are anticipated over the following 12 months.