Form 10QSB
period 1999-03-31
FIRST SCIENTIFIC INC
filed 1999-05-13
CIK 925665

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.


                                 FORM 10-QSB



              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



                           FOR THE QUARTER ENDED MARCH 31, 1999
                             COMMISSION FILE NUMBER: 0-24378


                            FIRST SCIENTIFIC, INC.
      EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER).


                  DELAWARE                         33-0611745
	-------------------------------   -------------------------------
     (STATE OR OTHER JURISDICTION      (IRS EMPLOYER IDENTIFICATION NO.)
     OF INCORPORATION OR ORGANIZATION)

               1877 WEST 2800 SOUTH, SUITE 200, OGDEN, UTAH  84401
               ---------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (801) 393-5781


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES     X        NO


      These were 20,169,770 shares of common stock, $.001 par value, outstanding as of May 11, 1999.




                                  FIRST SCIENTIFIC, INC.
                                       FORM 10-QSB


                               QUARTER ENDED MARCH 31, 1999

                                    TABLE OF CONTENTS

                              PART I - FINANCIAL INFORMATION


      Item 1.   Financial Statements


      Condensed Consolidated Balance Sheets (Unaudited) -
       March 31, 1999 and December 31, 1998. . . . . . . . . . . . . . . . . 3

      Condensed Consolidated Statements of Operations (Unaudited)
       for the Three Months Ended March 31, 1999 and 1998
       and for the Cumulative Period from April 30,
       1990 (Date of Inception) through March 31, 1999 . . . . . . . . . . . 4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the Three Months Ended March 31, 1999 and 1998. . . . . . . . . . 5


      Notes to the Condensed Consolidated Financial Statements
       (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

      Item 2.  Management's Discussion and Analysis and Plan of Operation. . 8


                               PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 12

      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13




                              PART I   FINANCIAL INFORMATION

      ITEM 1.   Financial Statements

                                  FIRST SCIENTIFIC, INC.
                             (A DEVELOPMENT STAGE ENTERPRISE)
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)

                                                     March 31,   December 31,
                                                       1999          1998
                                                    -----------  -----------
                                          ASSETS

      CURRENT ASSETS
       Cash                                          $  964,607  $ 1,286,299
       Investment in securities available-for-sale      194,286      194,784
       Trade receivables                                     75          614
       Inventory                                         51,909       26,619
       Prepaid expenses                                  21,087       29,356
                                                     ----------  -----------
        TOTAL CURRENT ASSETS                          1,231,964    1,537,672

      PROPERTY AND EQUIPMENT                            124,686      95,378
       Less: accumulated depreciation                    (7,826)     (2,982)
                                                     ----------   ---------
        NET PROPERTY AND EQUIPMENT                      116,860      92,396

      PURCHASED TECHNOLOGY, NET                          86,250     108,750

      INVESTMENT IN EQUITY SECURITIES, AT COST               -       50,000
                                                     ----------  ----------
      TOTAL ASSETS                                   $1,435,074  $1,788,818
                                                     ==========  ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
       Accounts payable                              $   59,350   $  54,334
       Customer deposits                                 33,750      33,750
       Accrued liabilities                               29,357      75,979
       Capital lease obligation - current portion         3,323       2,070
       Related party notes payable                       22,694      22,693
                                                     ----------   ---------
        TOTAL CURRENT LIABILITIES                       148,474     188,826
                                                     ----------   ---------
      LONG-TERM CAPITAL LEASE OBLIGATION                  6,981       4,784
                                                     ----------   ---------
      STOCKHOLDERS' EQUITY
       Preferred stock 1,000,000 shares authorized,
        no shares outstanding                                -           -
       Common stock $.001 par value, 50,000,000
        shares authorized; issued and outstanding:
        20,169,770 shares at March 31, 1999 and
        December 31,1998                                 20,170      20,170
       Additional paid-in capital                     6,429,114   6,429,114
       Unearned compensation                            (68,572)    (84,056)
       Accumulated other comprehensive loss             (57,775)     (7,275)
       Deficit accumulated during the
        development stage                            (5,043,318) (4,762,745)
                                                     ----------  ----------
        TOTAL STOCKHOLDERS' EQUITY                    1,279,619   1,595,208
                                                     ----------  ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,435,074  $1,788,818
                                                     ==========  ==========

   The accompanying notes are an integral part of these financial statements.


                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                     Cumulative From
                                                                      April 30, 1990
                                             For the Three Months   (Date of Inception)
                                                 Ended March 31,          Through
                                            -------------------------    March 31,
                                                1999         1998          1999
                                            -----------   -----------   -----------
SALES                                       $       370   $       271   $   236,366
COST OF SALES                                       247           108       154,900
                                            -----------   -----------   -----------
GROSS PROFIT                                        123           163        81,466
                                            -----------   -----------   -----------
OPERATING EXPENSES
   General and administrative expense           285,415        14,797     1,122,747
   Research and development expense               6,262         4,570     3,995,812
                                            -----------   -----------   -----------
     TOTAL OPERATING EXPENSES                   291,677        19,367     5,118,559

LOSS FROM OPERATIONS                           (291,554)      (19,204)   (5,037,093)

OTHER INCOME AND (EXPENSE)
   Interest income                               12,146            -         26,828
   Interest expense                              (1,165)       (8,022)      (94,934)
                                            -----------   -----------   -----------
LOSS BEFORE INCOME TAXES                       (280,573)      (27,226)   (5,105,199)

BENEFIT FROM INCOME TAXES                            -             -         61,881
                                            -----------   -----------   -----------
NET LOSS                                    $  (280,573)  $   (27,226)  $(5,043,318)
                                            ===========   ===========   ===========

BASIC AND DILUTED LOSS PER COMMON SHARE     $     (0.01)  $     (0.00)  $     (0.48)
                                            ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF  SHARES USED
 IN PER-SHARE CALCULATION                    20,169,770    10,467,581    10,584,687
                                            ===========   ===========   ===========

 The accompanying notes are an integral part of these financial statements.


                             FIRST SCIENTIFIC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Cumulative From
                                                                      April 30, 1990
                                             For the Three Months   (Date of Inception)
                                                 Ended March 31,          Through
                                            -------------------------    March 31,
                                                1999         1998          1999
                                            -----------   -----------   -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                $  (280,573)  $   (27,226)  $(5,043,318)
    Adjustments to reconcile net loss to
     net cash used in operating  activities:
       Depreciation and amortization             27,344            -         56,576
       Common stock issued for services              -             -         74,355
       Common stock issued for purchased
        research and development                     -             -      3,766,440
       Compensation from stock options
        granted                                  15,484            -        105,622
       Deferred tax benefit                          -             -        (61,881)
       Changes in operating assets and
        liabilities:
          Accounts receivable                       539         8,425           (75)
          Inventory                             (25,290)           -        (51,909)
          Prepaid expenses                        8,269            -        (21,087)
          Customer deposits                          -             -         33,750
          Accounts payable                        5,016         1,005        59,350
          Accrued liabilities                   (46,622)        5,480       161,789
          Deferred compensation                      -          1,225            -
                                            -----------   -----------   -----------
      NET CASH USED IN OPERATING ACTIVITIES    (295,833)      (11,091)     (920,388)

 CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for equipment                     (29,309)           -       (116,970)
    Cash received from sale of securities
     available-for-sale                              -             -        302,847
                                            -----------   -----------   -----------
      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                     (29,309)           -        185,877
                                            -----------   -----------   -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowing                       4,336            -        260,311
    Principal payments on notes payable              -         (2,382)     (155,975)
    Proceeds from loans from stockholders            -          6,197       158,934
    Principal payments on loans from
     stockholder                                     -             -        (63,807)
    Principal payment under capital lease
     obligation                                    (886)           -         (1,748)
    Proceeds from issuance of common stock           -             -      1,501,403
                                            -----------   -----------   -----------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                  3,450         3,815     1,699,118
                                            -----------   -----------   -----------
 NET INCREASE (DECREASE) IN CASH               (321,692)       (7,276)      964,607

 Cash and Cash Equivalents at Beginning
  of Period                                   1,286,299         7,938            -
                                            -----------   -----------   -----------
 CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                 $   964,607   $       662   $   964,607
                                            ===========   ===========   ===========

 The accompanying notes are an integral part of these financial statements.

                        FIRST SCIENTIFIC, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

 NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 INTERIM CONDENSED FINANCIAL STATEMENTS The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the First
 Scientific financial statements and notes thereto included in the Form 10-KSB dated December 31, 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

 PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts and transactions of First Scientific, Inc. and its wholly-owned subsidiary, First Scientific Corporation, since the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated entities are collectively referred to herein as "First Scientific."

 NOTE 2--COMPREHENSIVE LOSS

 Other comprehensive income of First Scientific consists of unrealized losses on investment in securities available-for-sale and is as follows:

                                                                     Cumulative From
                                                                      April 30, 1990
                                        For the Three Months  (Date of Inception)
                                           Ended March 31,          Through
                                      -------------------------    March 31,
                                         1999         1998          1999
                                      -----------   -----------   -----------
 NET LOSS                             $ (280,573)   $   (27,226)  $(5,043,318)

 OTHER COMPREHENSIVE LOSS
  Unrealized loss on investment
   in securities available-
   for-sale                              (50,500)            -        (57,775)
                                      ----------   ------------   -----------
 COMPREHENSIVE LOSS                   $ (331,073)  $    (27,226)  $(5,101,093)
                                      ==========   ============   ===========

 NOTE 3--SUPPLEMENTAL CASH FLOW INFORMATION

 Interest paid during the three months ended March 31, 1999 and 1998, was $598 and $2,542, respectively, and $93,639 for the period from April 30, 1990 (date of inception) through March 31,
 1999.

 NOTE 4--COMMITMENTS AND CONTINGENCIES

 CAPITAL LEASE - During the first quarter of 1999 First Scientific entered into a capital lease agreement for computer equipment.
 The lease agreement is for a 3-year term requiring monthly payments of $177 and a present value of $4,336 at inception of the lease.

 UNASSERTED CLAIM - On January 5, 1999 First Scientific was advised of a claim against it allegedly arising out of an Agreement in Principle made in 1991 (the "1991 Agreement") by Linco Industries,
 Inc. (a predecessor to First Scientific Inc.'s wholly-owned subsidiary). The 1991 Agreement purported to promise shares of Linco common stock to an individual if certain conditions were met in representing Linco to potential customers. No legal proceeding has been filed with respect to this claim, nor has First
 Scientific made any settlement offer in an attempt to resolve the matter. First Scientific's management maintains that the 1991
 Agreement is no longer valid because the conditions in the 1991
 Agreement were not met in a reasonable time and because of the failure of other material terms. Additionally, an indemnification agreement in favor of First Scientific by the former founding
 Linco shareholders requires the latter to satisfy any obligations
 Linco incurred prior to the reorganization.  Consequently, First
 Scientific would require that any eventual settlement or award resulting from the 1991 Agreement be satisfied entirely by the founding shareholders of Linco. The Linco founders have made a settlement offer to the Claimant and have assured First Scientific that they will defend this matter in the event any legal proceedings should be filed against First Scientific.


 ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS AND PLAN OF
 OPERATIONS.

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of First Scientific's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements, as of March 31, 1999, together with the annual financial statements as of December 31,1998. Whenever in this discussion the term
 "First Scientific" is used, it should be understood to refer to First Scientific, Inc. ("First Scientific") and its wholly owned subsidiary on a consolidated basis, except where the context clearly indicates otherwise.

 Plan of Operations
 ------------------
  First Scientific is a development stage company which, since inception, has incurred losses from operations. As of March 31,
 1999, the cumulative net losses of First Scientific since
 inception total $5,043,318 of which $3,766,440 is attributable to acquired research and development, as described in First
 Scientific's annual report on Form 10-KSB dated December 31, 1998.
 First Scientific is engaged primarily in the development of chemical formulations that appear to have worldwide sales
 application.  First Scientific has chosen to market its products initially through private label relationships with companies that are major distributors in the over-the-counter, medical,
 healthcare and multi-level arenas.   Development of the First
 Scientific's own brands, which will be sold through regional distributors, especially in medical markets, will be pursued on a case-by-case basis as profitable opportunities are identified.

  First Scientific has developed two unique formulations; the first is a moisturizing antibacterial sanitizing formulation that removes 99.99% of bacteria from the skin without the harsh effects of alcohol or iodine (this product can be delivered in wipes, spray, gel-lotion and lotion-soap form) and the second, a topical rash prevention and treatment formulation that cleanses and moisturizes the skin for treatment against skin rashes caused by incontinence and other skin rashes (in wipe form).

  The worldwide market for products similar to those being developed by First Scientific has grown significantly in recent years and is projected to continue growing at a substantial rate.
 Regarding First Scientific's antibacterial formulation, the growth in demand of this product line is due to the increase in bacteria related disease, sickness and death from methicillin-resistant and other bacteria, the demands of government and healthcare agencies/providers to create healthier treatment environments and the insistence of the public in general for healthier living and working conditions. Increasing market growth for diaper and other rash formulations is primarily a function of the tremendous growth rate of the incontinent geriatric population, as baby boomers grow older, and the product's application for the infant market.
 Management believes the markets for products First Scientific is developing will continue to expand and that the potential of First Scientific to become a significant participant in such markets is a reasonable expectation, however the realization of revenues from these efforts is not assured

  First Scientific currently outsources manufacturing of its products. First Scientific has developed relationships with manufacturers who have U.S. Food and Drug Administration
 ("F.D.A.") compliant facilities and years of experience manufacturing according to F.D.A. standards. These companies are in the business of manufacturing for various customers who require
 F.D.A. compliant facilities for their products. First Scientific is able to produce a concentrate of its antibacterial formulation at its own facility, or at nearby contract facilities, under F.D.A. protocols. The concentrate can then be shipped to its contract manufacturers for production runs according to customer specifications. This procedure helps protect the trade secret status of this proprietary formulation. However, First Scientific does not use this procedure in the production of its Dimethicone based rash prevention and treatment formulation, because currently the Company cannot economically mix concentrate for this product.
 Strict confidentiality agreements are in place with the manufacturer to protect the trade secret status of this product formulation. Future dealings with major private labelers may lead to deviation from these procedures. Such deviations, that may include the preparation of concentrate at a contract manufacturer who are privy to First Scientific's formulations, may be justified based on the economic value of such relationships.

  The cash requirements of First Scientific for the foreseeable future will vary based upon a number of factors including, but not limited to, continuing research and development levels, market development, facilities enhancement, additional personnel, travel and other expenses related to projected growth. With the new business First Scientific is now negotiating, management believes that existing funds and funds generated from anticipated sales will be sufficient to meet the obligations of First Scientific over the next nine to twelve months. However, in light of management's cash consumption projections for the remaining nine months of its fiscal year, if anticipated sales do not materialize in a timely manner at projected volumes, First Scientific would likely need a bank line of credit and/or additional equity funding to meet its working capital needs by the first quarter of 2000.
 There is no assurance that any funding would be available or that, if available, the terms of such funding will be favorable to First Scientific.

  A new source of revenue has developed for First Scientific. A large multinational drug company recently engaged First
 Scientific, on a fee for service basis, to perform testing procedures that fulfill FDA regulatory compliance requirements relating to potential product sales to this customer. Initial responses from this customer are favorable regarding First
 Scientific's testing procedures and operating protocols. The prospects for ongoing testing work with this customer appear likely. This experience has allowed First Scientific to develop standard operating procedures that satisfy not only this customer's needs, but that should withstand the most critical evaluations and requirements of future customers, therefore, providing new revenue.

  Product research and development is an ongoing process at First
 Scientific. Existing products are continually being refined to meet the needs of markets being developed. Potential customers also present product specifications from time to time which are different from those of First Scientific's existing products.
 These circumstances cause additional research and development to be performed in order to meet the specifications required. First
 Scientific likewise researches new products that fall within the scope of its currently defined market place and new market places that appear to have future economic potential.

  Given First Scientific's current mode of operations of outsourcing its manufacturing, existing plant and equipment are projected to be sufficient to meet most of its growth needs.
 However, should First Scientific decide, or be required, to perform expanded testing for its clients and/or should it move to in-house manufacturing, additional capital would be required to fund the establishment of such activities.

  First Scientific now employs seven individuals in management, administrative, and technical positions. As First Scientific continues to grow, additional personnel will need to be added to enable it to meet projections. Specifically, a Vice President of Sales and Marketing will be added to the Company's management team during the second quarter. Projections also call for adding a lab testing/quality control manager, another lab assistant and an executive secretary before years end. These projected hires will represent a fifty-seven percent increase in First Scientific's workforce.


 Management's Discussion and Analysis of Financial Condition and
 Results of Operations

 Financial Position
 ------------------
  First Scientific had $964,607 in cash as of March 31, 1999. This represents a decrease of  $321,692 from December 31, 1998. Working capital, as of March 31,1999, decreased to $1,083,490 compared to working capital of $1,398,846 at December 31, 1998.

 Results of Operations
 ---------------------
  Sales were nominal during the three months ended March 31, 1999 and 1998 which reflects that the Company has yet to obtain any significant customers for its products.

  Prior to December 1998 Company revenues were generated from sporadic sales of a Linseed oil based soap product and a rash prevention product created for a distributor who sells this product under private labels to an over-the-counter customer.
 First Scientific has decided to discontinue the sale of these products, but does expect minimal revenue as existing inventory is liquidated. In June 1998, First Scientific entered into a private label supply agreement with a multinational distributer of medical and healthcare products. This agreement is for individual antibacterial wipes that the customer plans to export. As of March 31,1999; however, the manufacturing of this product has not been completed because of delays caused by internal business restructuring at the private labeler and production scheduling by First Scientific's contract manufacturer. It is contemplated that this production will be done in the second quarter of 1999.
 Serious negotiations continue to progress with other potential domestic private label customers and an international customer.
 First Scientific is disappointed that negotiations with a major division of a Fortune 100 company has not formally concluded;
 nevertheless, substantive progress has been made with them.
 Management believes a significant contract will be signed with this company in the second quarter of 1999. Should this or other potential opportunities not materialize, First Scientific's ability to sustain operations beyond the end of 1999, without additional debt or equity financing, would be questionable.

  Private label agreements, such as those discussed above, create certain risks for First Scientific, including (i) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if First Scientific's products are marketed under other parties' labels, goodwill associated with use of the products may inure to the benefit of the other parties rather than First Scientific; (iii) First Scientific may have only limited protection from changes in manufacturing costs and raw materials costs; and (iv) if First Scientific is reliant on other parties for all or substantially all of its sales, First
 Scientific may be limited in its ability to negotiate with such other parties upon any renewals of their agreements. It is the belief of management that these risks are mitigated by initial market demands, the apparent uniqueness of its formulations, large existing and expanding markets for its products and the caliber of customers with which it is currently negotiating.
 However, First Scientific recognizes that, in the short run, it will be dependent on a few large customers where the bulk of its sales will be generated. Until a broader base of customers is established, the loss of one such customer could have a serious negative impact on the operating viability of First Scientific.

  First Scientific uses as many as twenty specific chemical and botanical ingredients to formulate its products. Supplies of ingredients for First Scientific's formulations continues to remain readily available from multiple sources, in most cases.
 First Scientific continues to maintain very good relationships with its suppliers and does not anticipate problems that would cause significant interruption, delay or availability of such ingredients.

  General and administrative expenses were $ 285,415 for the three months ended March 31, 1999, compared with $ 14,797 from the prior year's period. The increase in expenditures between the 1999 and 1998 periods was due to the continued transition of First
 Scientific from a one-man product development entity, with minimal sales during the first quarter of 1998, to an adequately staffed operation capable of administrating anticipated growth.
 Executive office space that First Scientific moved into during 1998 should meet growth needs for the foreseeable future.
 Remodeling of the space it had previously occupied was completed during the current quarter. This space will be used for research, testing, mixing and warehousing.

  Research and development expenses were $6,262 for the three months ended March 31, 1999 compared with $4,570 for the comparable periods from the prior year. The increase in expenditures between the 1999 and 1998 periods resulted from the continued refinement of First Scientific's formulations and the development of new product variations to meet customer request
 Management expects an increase in research and development expenses for future periods, as First Scientific expands its product offerings.

 Liquidity and Capital Resources
 -------------------------------
  Historically, First Scientific has financed its operations principally through  loans, private placements of equity
 securities and sporadic product sales; however, minimal capital was generated during the three months ended March 31, 1999 from these sources. First Scientific used net cash in operating
 activities of $ 295,833 during the three months ended March 31,
 1999. As of March 31, 1999, First Scientific's liabilities
 totaled $ 155,455. First Scientific had working capital as of the end of the current quarter, March 31,1999, of $ 1,083,490.

 Year 2000
 ---------
  First Scientific uses computers principally for scientific modeling and calculation, product/market research  and
 administrative functions such as communications, word processing, accounting and management and financial reporting. First
 Scientific's computer system was purchased September, 1998. The software utilized by First Scientific is generally standard "off the shelf" software, typically available from a number of vendors.
 While First Scientific believes it has taken all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. Should vendor assurances that First
 Scientific's systems are 2000 compliant be incorrect, management believes systems failures would not have a material adverse impact on its operations.

  In addition to its own computer systems, in connection with its business activities, First Scientific interacts with suppliers, customers, creditors and financial service organizations domestically and globally who use computer systems. It is impossible for First Scientific to monitor all such systems, and there can be no assurance that the failure of such systems would not have a material adverse impact on First Scientific's business and operations. First Scientific is currently evaluating what contingency plans it may adopt in the event First Scientific or parties with whom First Scientific does business experience year
 2000 problems.

 Forward-Looking Statements
 --------------------------
  When used in this Form 10-Q and in other filings by First
 Scientific with the SEC, in First Scientific's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of First
 Scientific, the words or phrases "would be," "will allow,"
 "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements"
 within the meaning of the Private Securities Litigation Reform Act of 1995.

  First Scientific cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks.
 In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, First Scientific's actual results for future periods could differ materially from those anticipated or projected.

  Unless otherwise required by applicable law, First Scientific does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


                     PART II   OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS.

  First Scientific is not involved in, nor has it been involved in, any legal proceedings. On January 5, 1999 First Scientific was advised of a claim against it allegedly arising out of an Agreement in Principle made in 1991 (the "1991 Agreement") by
 Linco Industries, Inc. (a predecessor to First Scientific Inc.'s wholly-owned subsidiary). The 1991 Agreement purported to promise shares of Linco (now First Scientific) common stock to an individual if certain conditions were met in representing Linco to potential customers. No legal proceeding has been filed with respect to this claim, nor has First Scientific made any settlement offer in an attempt to resolve the matter. First
 Scientific's management maintains that the 1991 Agreement is no longer valid because the conditions in the 1991 Agreement were not met in a reasonable time and because of the failure of other material terms. Additionally, an indemnification agreement in favor of First Scientific by the former founding Linco shareholders requires the latter to satisfy any obligations Linco incurred prior to the reorganization. Consequently, First
 Scientific would require that any eventual settlement or award resulting from the 1991 Agreement be satisfied entirely by the founding shareholders of Linco. The Linco founders have made a settlement offer to the Claimant and have assured First Scientific that they will defend this matter in the event any legal proceedings should be filed against First Scientific.


                              SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              REGISTRANT

                        FIRST SCIENTIFIC, INC.
                              Registrant


 DATED:         May 11, 1999        By:  /s/ Douglas R. Warren
                                    ------------------------------
                                      Douglas R. Warren, President


 DATED:       May 11, 1999          By: /s/ Gordon M. Davis
                                    -------------------------------
                                    Gordon M. Davis, Vice President
                                    Administration/CFO (Principal
                                    Financial and Accounting Officer)

