Form 10QSB
period 1999-06-30
FIRST SCIENTIFIC INC
filed 1999-08-12
CIK 925665

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                 FORM 10-QSB



              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



                           FOR THE QUARTER ENDED JUNE 30, 1999
                             COMMISSION FILE NUMBER: 0-24378


                            FIRST SCIENTIFIC, INC.
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              DELAWARE                               33-0611745
     ----------------------------        --------------------------------
     (STATE OR OTHER JURISDICTION        (IRS EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)

               1877 WEST 2800 SOUTH, SUITE 200, OGDEN, UTAH 84401
               --------------------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (801) 393-5781


      Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES        X              NO


These were 20,169,770 shares of common stock, $.001 par value, outstanding as of July 31, 1999.




                                  FIRST SCIENTIFIC, INC.
                                       FORM 10-QSB


                               QUARTER ENDED JUNE 30, 1999

                                    TABLE OF CONTENTS

                              PART I - FINANCIAL INFORMATION

                                                                       Page

      Item 1.     Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
               June 30, 1999 and December 31, 1998. . . . . . . .    3

              Condensed Consolidated Statements of Operations
               (Unaudited) for the Three Months and Six Months
               Ended June 30, 1999 and 1998 and for the Cumulative Period from April 30,
               1990 (Date of Inception) through June 30, 1999 . .     4

              Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Six Months Ended June 30,
               1999 and 1998 and for the Cumulative Period
               from April 30, 1990 (Date of Inception) through
               June 30, 1999 . . . . . . . . . . . . . . . . . . .    5

              Notes to the Condensed Consolidated Financial
                Statements (Unaudited) . . . . . . . . . . . . . .    6

      Item 2.  Management's Discussion and Analysis and Plan of
                Operation. . . . . . . . . . . . . . . . . . . . .    8


                               PART II - OTHER INFORMATION


      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .  12

      Signatures   . . . . . . . . . . . . . . . . . . . . . . . . .  13



                              PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements

                          FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                             (A Development Stage Enterprise)
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)


                                                     June 30,   December 31,
                                                         1999           1998
                                                 ------------   ------------

                                    ASSETS
      Current Assets
         Cash                                    $    696,736   $  1,286,299
         Investment in securities
           available-for-sale                         116,571        194,784
         Trade receivables                            121,104            614
         Inventory                                     46,863         26,619
         Prepaid expenses                              12,817         29,356
                                                 ------------   ------------

              Total Current Assets                    994,091      1,537,672

      Property and Equipment                          140,089         95,378
          Less: accumulated depreciation              (13,587)        (2,982)
                                                 ------------   ------------
           Net Property and Equipment                 126,502         92,396

      Purchased Technology, Net                        63,750        108,750

      Investment in Equiy Securities, at Cost               -         50,000
                                                 ------------   ------------
      Total Assets                               $  1,184,343   $  1,788,818
                                                 ============   ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities
          Accounts Payble                        $     32,232   $     54,334
          Customer deposits                            33,750         33,750
          Accrued liabilities                          16,678         75,979
          Capital lease obligation -
            current portion                             4,696          2,070
          Related party notes payable                  16,026         22,693
                                                 ------------   ------------
           Total Current Liabilities                  103,382        188,826
                                                 ------------   ------------
      Long-Term Capital Lease Obligation                8,296          4,784
                                                 ------------   ------------
      Stockholders' Equity
          Preferred stock 1,000,000 shares
            authorized, no shares outstanding               -              -

          Common stock $.001 par value,
           50,000,000 shares authorized;
           issued and outstanding: 20,169,770
           shares at June 30, 1999 and
           December 31, 1998                           20,170         20,170
          Additional paid-in-capital                6,429,114      6,429,114
          Unearned compensation                       (53,088)       (84,056)
          Accumulated other comprehensive loss       (135,489)        (7,275)
          Deficit accumulated during the
            development stage                      (5,188,042)    (4,762,745)
                                                 ------------   ------------
              Total Stockholders' Equity            1,072,665      1,595,208
                                                 ------------   ------------

      Total Liabilities and Stockholders'
        Equity                                   $  1,184,343   $  1,788,818
                                                 ============   ============

      The accompanying notes are an integral part of these financial statements.

                                         -3-


                 FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                    (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                                                      Cumulative From
                                                                                       April 30, 1990
                                    For the Three Months      For the Six Months    (Date of Inception)
                                       Ended June 30,            Ended June 30,           Through
                                  ------------------------   -------------------------    June 30,
                                     1999          1998         1999          1998          1999
                                  ----------   -----------   -----------   -----------   -----------
  Sales                           $  121,929   $     7,341   $   122,299   $     7,612   $   358,295
  Cost of Sales                       24,049         4,771        24,297         4,879       178,949
                                  ----------   -----------   -----------   -----------   -----------
  Gross Profit                        97,880         2,570        98,002         2,733       179,346
                                  ----------   -----------   -----------   -----------   -----------
  Operating Expenses
      General and administrative
       expense                       240,595        33,288       526,010        48,085     1,363,342
      Research and development
       expense                         9,846         8,013        16,108        12,583     4,005,658
                                  ----------   -----------   -----------   -----------   -----------
       Total Operating Expenses      250,441        41,301       542,118        60,668     5,369,000
                                  ----------   -----------   -----------   -----------   -----------
  Loss from Operations              (152,561)      (38,731)     (444,116)      (57,935)   (5,189,654)

  Other Income and (Expense)
      Interest income                  9,024            -         21,170            -         35,852
      Interest expense                (1,187)       (8,023)       (2,351)      (16,045)      (96,121)
                                  ----------   -----------   -----------   -----------   -----------
  Loss Before Income Taxes          (144,724)      (46,754)     (425,297)      (73,980)   (5,249,923)

  Benefit from Income Taxes               -             -             -             -         61,881
                                  ----------   -----------   -----------   -----------   -----------
  Net Loss                        $ (144,724)  $   (46,754)  $  (425,297)  $   (73,980)  $(5,188,042)
                                  ==========   ===========   ===========   ===========   ===========
  Basic and Diluted Loss Per
   Common Share                   $     (.01)  $     (0.00)  $      (.02)  $      (.01)  $      (.48)
                                  ==========   ===========   ===========   ===========   ===========
  Weighted Average Number of
   Shares Used in Per-Share
   Calculation                    20,169,770    10,467,581    20,169,770    10,467,581    10,845,214
                                  ==========   ===========   ===========   ===========   ===========

       The accompanying notes are an integral part of these financial statements.
                                        -4-



                      FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                         (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Cumulative From
                                                               April 30, 1990
                                                                  (Date of
                                           For the Six Months     Inception)
                                             Ended June 30,        Through
                                         -----------------------   June 30,
                                            1999         1998        1999
                                         ----------   ----------  -----------
  Cash Flows From Operating Activities
     Net loss                            $ (425,297)  $ (73,980)  $(5,188,042)
     Adjustments to reconcile net loss
      to net cash used in operating
      activities:
        Depreciation and amortization        55,605          52        84,837
        Common stock issued for services         -           -         74,355
        Common stock issued for purchased
             Research and development            -           -      3,766,440
        Compensation from stock
         options granted                     30,968          -        121,106
        Deferred tax benefit                     -           -        (61,881)
        Changes in operating assets and
          and liabilities:
             Accounts receivable           (120,490)      8,425      (121,104)
             Inventory                      (20,244)     (2,043)      (46,863)
             Prepaid expenses                16,539       2,934       (12,817)
             Accounts payable               (22,102)        671        32,232
             Customer deposits                   -       33,750        33,750
             Accrued liabilities            (59,302)     10,960       149,109
             Deferred compensation               -        2,450            -
                                         ----------   ---------   -----------
       Net Cash Used in Operating
        Activities                         (544,323)    (16,781)   (1,168,878)
                                         ----------   ---------   -----------
  Cash Flows From Investing Activities
       Cash paid for equipment              (40,983)         -       (128,644)
       Cash received from sale of
        securities available-for-sale            -           -        302,847
                                         ----------   ---------   -----------
       Net Cash Provided by (Used in)
        Investing Activities                (40,983)         -        174,203
                                         ----------   ---------   -----------
  Cash Flows From Financing Activities
       Proceeds from borrowing                4,336      11,050       260,311
       Principal payments on notes
        payable                                  -      (15,814)     (155,975)
       Proceeds from loans from
        stockholders                             -       20,030       158,934
       Principal payments on loans
        from stockholder                     (6,667)         -        (70,474)
       Principal payment under capital
        lease obligation                     (1,926)         -         (2,788)
       Proceeds from issuance of
        common stock                             -        6,250     1,501,403
                                         ----------   ---------   -----------
       Net Cash Provided by  Financing
        Activities                           (4,257)     21,516     1,691,411
                                         ----------   ---------   -----------
  Net Increase (Decrease) in Cash          (589,563)      4,735       696,736

  Cash and Cash Equivalents at
   Beginning of Period                    1,286,299       7,938            -
                                         ----------   ---------   -----------
  Cash and Cash Equivalents at
   End of Period                         $  696,736   $  12,673   $   696,736
                                         ==========   =========   ===========

   The accompanying notes are an integral part of these financial statements.
                                   -5-


               FIRST SCIENTIFIC, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

  NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Condensed Financial Statements-The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the First Scientific financial statements and notes thereto included in the Form 10-KSB dated December 31, 1998. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

  Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts and transactions of First Scientific Corporation for all periods presented and the accounts and transactions of First Scientific, Inc. from September 15, 1998 . Intercompany accounts and transactions have been eliminated in consolidation. The consolidated entities are collectively referred to herein as "First Scientific."

  NOTE 2-INVESTMENT IN SECURITIES AVAILABLE-FOR-SALE

  Changes in investments in securities available-for-sale were as follows:

            Balance - December 31, 1998             $ 194,784
            Reclassification from investment
             in equity securities at cost for
             expiration of restriction                 50,000
            Unrealized loss on securities
             available-for-sale                      (128,213)
                                                    ---------
            Balance - June 30, 1999                 $ 116,571


  NOTE 3-COMPREHENSIVE LOSS

  Other comprehensive loss of First Scientific consists of an unrealized loss on investment in securities available-for-sale. Comprehensive loss is computed as follows:

                                                                                 Cumulative from
                                                                                  April 30, 1990
                                                                                     (Date of
                                      For the Three Months    For the Six Months     Inception)
                                          Ended June 30,        Ended June 30,        Through
                                     ----------------------  ----------------------   June 30,
                                        1999        1998        1999        1998        1999
                                     ----------  ----------  ----------  ----------  -----------
  Net Loss                           $ (144,724) $  (46,754) $ (425,298) $  (73,980) $(5,188,042)

  Other Comprehensive Loss
    Unrealized loss on investment in
     securities available-for-sale      (77,714)         -     (128,213)         -      (135,488)
                                     ----------  ----------  ----------  ----------  -----------
  Comprehensive Loss                 $ (222,438) $  (46,754) $ (553,511) $  (73,980) $(5,323,530)
                                     ==========  ==========  ==========  ==========  ===========


               FIRST SCIENTIFIC, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


  NOTE 4-SUPPLEMENTAL CASH FLOW INFORMATION

  Interest paid during the six months ended June 30, 1999 and 1998, was $2,351 and $16,045, respectively, and $96,121 for the period from April 30, 1990 (date of inception) through June 30, 1999. During 2nd quarter 1999 First Scientific acquired computer equipment with a fair market value of $3,727 and incurred a capital lease obligation of $3,727.

  NOTE 5 - COMMITMENTS AND CONTINGENCIES

  Capital Lease - During the first six months of 1999, First Scientific entered into two capital lease agreements for computer equipment. The first lease agreement is for a 3-year term requiring monthly payments of $177 and a present value of $4,336 at inception of the lease. The second agreement is for a 3-year term requiring monthly payments of $150 and a present value of $3,727.

  Unasserted Claim - On January 5, 1999 First Scientific was advised of a claim against it allegedly arising out of an Agreement in Principle made in 1991 (the "1991 Agreement") by Linco Industries, Inc. ("Linco" now known as First Scientific Corporation, a wholly owned subsidiary or First Scientific, Inc.). The 1991 Agreement purported to promise shares of Linco common stock to an individual (the Claimant) if certain conditions were met by the Claimant in representing Linco to potential customers. As of June 30,1999 no legal proceeding has been filed with respect to this claim by the Claimant, nor has First Scientific made any settlement offer in an attempt to resolve the matter. First Scientific's management maintains that the 1991 Agreement is no longer valid because the conditions in the 1991 Agreement were not met in a reasonable time and because of the failure of other material terms.

       Additionally, an indemnification agreement in favor of First Scientific by the former founding Linco shareholders requires the latter to satisfy any obligations Linco may have incurred prior to the reorganization. Consequently, First Scientific would require that any eventual settlement or award resulting from the 1991 Agreement be satisfied entirely by the founding shareholders of Linco. The Linco founders have assured First Scientific that they will defend this matter in the event any legal proceedings should be filed against First Scientific. During the quarter ended June 30, 1999, the Claimant has persisted in his claim. Subsequent to the end of the reporting quarter, June 30, 1999, in response to the Claimant's demands, the Linco founders filed with the District Court of Weber County, State of Utah (Civil Case No. 99090484) an action, including First Scientific, Inc., First Scientific Corporation, and Linco Industries, Inc as co-Plaintiffs, for declaratory judgement that the Claimant (the Defendant in said action) has no entitlement against any of the Plaintiffs, including First Scientific. The Claimant has recently been served, but has not yet responded to the complaint in this action.

       Item 2.  Managements's Discussion and Analysis and
  Plan of Operation.

       The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of First Scientific's consolidated results of operations and financial condition.
   The discussion should be read in conjunction with the unaudited condensed consolidated financial statement, as of June 30, 1999, together with the annual financial statements as of December 31,1998. Whenever in this discussion the term "First Scientific" is used, it should be understood to refer to First Scientific, Inc. and its wholly owned subsidiary on a consolidated basis, except where the context clearly indicates otherwise.

  Plan of Operation

       First Scientific is a development stage company which, since inception, has incurred losses from operations. As of June 30, 1999, the cumulative net losses of First Scientific since inception total $5,188,042 of which $3,766,440 is attributable to a non-recurring charge for acquired research and development, as described in First Scientific's annual report on Form 10-KSB dated December 31, 1998. First Scientific is engaged primarily in the development of chemical formulations that management feels will have worldwide sales opportunities. First Scientific has had no significant sales from its products but intends to initially market its products through private label relationships with companies that are major distributors in the medical, healthcare, over-the-counter, and multi-level arenas. Development of First Scientific's own brands, may also be sold through regional distributors, especially in medical markets, and will only be pursued on a case-by-case basis as profitable opportunities are identified and evaluated.

       First Scientific has developed two unique formulations. The first is a moisturizing, antimicrobial sanitizing formulation that removes 99.99% of bacteria from the skin without the harsh effects of alcohol, CHG, PCMX, triclosan, or iodine (this product can be delivered in wipe, spray, lotion or soap forms). The second is a topical rash prevention and treatment formulation that cleanses and moisturizes the skin. It is used for treatment against skin rashes caused by incontinence as well as other skin rashes (in wipe form).

       The potential worldwide market for products similar to First Scientific's has grown significantly in recent years and is projected to continue growing at a substantial rate.
   Regarding growth of the market for products similar to First Scientific's antimicrobial formulation, the growth in demand is due to the increase in bacteria related disease, sickness and death from methicillin-resistant and other bacteria, the demands of government and healthcare agencies/providers to create healthier treatment environments and the insistence of the public in general for healthier living and working conditions. The potential market growth for products similar to First Scientific's rash formulation is primarily a function of the growth rates in the incontinent geriatric population, as baby boomers grow older. The product appears to also have application in the infant care market. Management believes the markets for products similar to First Scientific's products will continue to expand and that the potential of First Scientific to become a significant participant in such markets is a reasonable expectation.

       First Scientific currently outsources manufacturing of its products. First Scientific has developed relationships with manufacturers, and is in the process of qualifying other manufacturers, who have U.S. Food and Drug Administration ("F.D.A.") approved facilities and experience manufacturing in accordance with F.D.A. standards. These companies are generally in the business of manufacturing for various customers who require F.D.A. compliant facilities for their products. First Scientific is able to produce a concentrate of its antimicrobial formulation at its own facility, or at contract facilities, under F.D.A. protocols. The concentrate can then be shipped to its contract manufacturers for production runs according to customer specifications. This procedure helps protect the trade secret status of this proprietary formulation. However, First Scientific does not use this same concentrate mixing procedure in the production of its dimethicone-based rash prevention and treatment formulation, because currently First Scientific cannot economically mix concentrate itself for this product. Strict confidentiality agreements are in place with the manufacturer to protect the trade secret status of this product formulation.

       The cash requirements of First Scientific through the end of first quarter 2000 will vary based upon a number of factors including, but not limited to, continuing research and development levels, market development, facilities enhancement, additional personnel, travel and other expenses related to projected growth. With the new business First Scientific is now negotiating, management believes that existing cash, cash equivalents and cash generated from anticipated sales will be sufficient to meet the obligations of First Scientific over the next nine months. However, in light of management's cash consumption projections for this period, if anticipated sales do not materialize in a timely manner at projected volumes, First Scientific would likely need a bank line of credit and/or additional equity funding to meet its working capital needs by the end of the first quarter of 2000. There is no assurance that any funding will be available or that, if available, the terms of such funding will be favorable to First Scientific.

       A new source of revenue has developed for First Scientific. A major division of a large multinational drug company recently engaged First Scientific, on a fee for service basis, to perform testing procedures that fulfill FDA compliance requirements relating to potential product sales to this customer. Initial responses from this customer were favorable regarding First Scientific's testing procedures and operating protocols. Actual testing for this customer began during the quarter ended June 30, 1999. The prospects for ongoing testing work with this customer appear likely. This relationship has allowed First Scientific to gain experience and to develop standard operating procedures that satisfy, not only this customer's needs, but that should withstand the most critical evaluations and requirements of future customers, and therefore, may provide new revenue opportunities.

       Product research and development is an ongoing process at First Scientific. Existing products are continuously being refined to meet the needs of markets being pursued. Potential customers have presented product specification requests from time to time which were different from those of First Scientific's existing product specifications. These circumstances caused additional research and development to be performed in order to meet the required specifications. Similar requests from potential customers
  are also anticipated in the future.   First Scientific
  likewise researches new products that fall within the scope of its currently defined market place and new market places that appear to have future economic potential.

       In light of First Scientific's current mode of operations of outsourcing its manufacturing, existing plant and equipment are projected to be sufficient to meet most of its growth needs. However, should First Scientific decide, or be required, to perform expanded testing for its clients and/or should it undertake in-house manufacturing, additional capital would be required to fund the establishment of such activities.

       First Scientific now employs 10 individuals in management, administrative, and technical positions. As First Scientific continues to grow, additional personnel will need to be added to enable the Company to meet its projections. A Vice President of Sales and Marketing was added to the Company's management team during the quarter ended June 30, 1999, as were an executive secretary and one lab technician. These hires represent a forty-three percent increase in First Scientific's workforce. Management also plans to add a lab testing/quality control manager and another lab technician by year end.

  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Financial Position

       First Scientific had $696,736 in cash as of June 30, 1999. This represents a decrease of $589,563 from December 31, 1998. Working capital, as of June 30,1999, decreased to $890,709 compared to working capital of $1,348,846 at December 31, 1998.

  Results of Operations

       During the three months and six months ended June 30, 1999, the First Scientific had total operating revenues of $121,929 and $122,299 respectively, compared with total operating revenues of $7,341 and $7,612 for the comparable periods from the prior year. Revenue for 1999 has primarily resulted from contracts to test products for customers.

       Prior to December 1998 Company revenues were generated from sporadic sales of a Linseed oil based soap product and a rash prevention product created for a distributor who sells this product under private labels to an over-the-counter customer. First Scientific has decided to discontinue the sale of these products, but does expect minimal revenue as existing inventory is liquidated. In June 1998, First Scientific entered into a private label supply agreement with a multinational distributer of medical and healthcare products. This agreement was for individual antimicrobial wipes that the customer had planned to export, however, based on the latest communications with this customer, it is doubtful the manufacture of this product will ever take place or that any future business will materialize.

       Ongoing negotiations with a major division of a Fortune 100 company for a dimethicone wipe product have not formally concluded, but a letter of intent and manufacturer's purchase order have been received by First Scientific. Management believes a significant contract will be signed with this customer during the third quarter of 1999 which will immediately begin to recognize revenue. Testing revenue from this company, regarding F.D.A. compliance, began during the quarter ended June 30, 1999 and accounted for the majority of the revenue during the quarter. Negotiations with two other large domestic private labelers began during the reporting quarter which could lead to orders being placed during the third or fourth quarters of 1999. First Scientific also concluded a regional distribution agreement with Welmed Specialties during the quarter ended June 30, 1999 which should begin to generate revenue during the fourth quarter of 1999.
  This agreement covers six western states; California, Nevada, Oregon, Washington, Utah and Hawaii. Welmed will have non-exclusive distribution rights to First Scientific's products in these states and exclusive rights to First Scientific's Fresh Cleanse(R) brand products to hospitals, nursing homes, medical clinics and doctors offices in this territory. Should anticipated sales from customers with whom First Scientific has agreements in place or is negotiating or other potential sales opportunities which First Scientific anticipates materializing, not come to fruition, the ability of First Scientific to sustain operations into the second quarter of 2000, without additional debt or equity financing, would be questionable.

       Private label agreements, such as those discussed above, create certain risks for First Scientific. These risks include (i) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness;
  (ii) if First Scientific's products are marketed under other parties' labels, goodwill associated with use of the products generally inures to the benefit of the other parties rather than First Scientific; (iii) First Scientific may have only limited protection from changes in manufacturing costs and raw material costs; and (iv) if First Scientific continues to rely on other parties for all or substantially all of its sales, First Scientific may be limited in its ability to negotiate with such other parties upon eventual renewals of their agreements. It is the belief of management that these risks are mitigated by initial market demands, the apparent uniqueness of the Company's formulations, large existing and expanding markets for its products and the caliber of customers with which it is currently negotiating. However, First Scientific recognizes that, in the short run, it will be dependent on a few large customers where the bulk of its sales are envisioned to be generated. Until a broader base of customers has been established, the loss one such customer could have a serious material adverse impact on the operating viability of First Scientific.

       First Scientific uses as many as twenty specific chemical and botanical ingredients to formulate each of its products. In most cases, supplies of ingredients for First Scientific's formulations continues to remain readily available from multiple sources. First Scientific continues to maintain very good relationships with its suppliers and does not anticipate problems that would cause significant interruption, delay or availability of such ingredients.

       General and administrative expenses were $240,595 and $526,011 for the three months and six months ended June 30, 1999, respectively, compared with $33,288 and $48,085 for the comparable periods from the prior year. The increase in expenditures between the 1999 and 1998 periods was due to the continued transition of First Scientific from a one-man product development entity, with minimal sales during the second quarter of 1998, to an adequately staffed operation, in the second quarter of 1999, capable of administrating anticipated growth. Executive office space into which First Scientific moved during 1998 should meet growth needs for the foreseeable future.

       Research and development expenses were $9,846 and $16,108 for the three and six months ended June 30, 1999, respectively, compared with $8,013 and $12,583 for the comparable periods from the prior year. The increase in expenditures between the 1999 and 1998 periods resulted from the continued refinement of First Scientific's formulations and the development of new product variations to meet customer request. Management anticipates an increase in research and development expenses for future periods, as First Scientific expands its product offerings.

  Liquidity and Capital Resources

       Historically, First Scientific has financed its operations principally through loans, private placements of equity securities and sporadic product sales. During the six month period, ending June 30, 1999, sales constituted the source of the majority of funds from the operations of First Scientific. First Scientific used net cash of $544,323 in operating activities during the six months ended June 30, 1999. As of June 30, 1999, First Scientific's liabilities totaled $111,678. The Company had working capital of $890,709 as of June 30,1999.

  Year 2000

       First Scientific uses computers principally for scientific modeling and calculation, product/market research and administrative functions such as communications, word processing, accounting and management and financial reporting. First Scientific's computer system was purchased September, 1998. The software utilized by First Scientific is generally standard "off the shelf" software, typically available from a number of vendors. While First Scientific believes it has taken all appropriate steps to assure year 2000 compliance, the Company is substantially dependent on vendor compliance. Even if vendor assurances that First Scientific's systems are 2000 compliant be incorrect, management believes systems failures would not have a material adverse impact on its operations.

       In addition to its own computer systems, in connection with its business activities, First Scientific interacts with suppliers, customers, creditors and financial service organizations domestically and globally who use computer systems. It is impossible for First Scientific to monitor all such systems, and there can be no assurance that the failure of such systems would not have a material adverse impact on First Scientific's business and operations. The Company continues to evaluate what contingency plans it may adopt in order to make in the event First Scientific or parties with whom it does business experience year 2000 problems.

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

       Unless otherwise required by applicable law, First Scientific does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.


                  PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.

       First Scientific is not involved in, nor has it been involved as a defendant in, any legal proceedings as of the end of the reporting quarter, June 30, 1999. However, on January 5, 1999 First Scientific was advised of a claim against it allegedly arising out of an Agreement in Principle made in 1991 (the "1991 Agreement") by Linco Industries, Inc. ("Linco" now known as First Scientific Corporation, a wholly owned subsidiary or First Scientific, Inc.). The 1991 Agreement purported to promise shares of Linco common stock to an individual (the Claimant) if certain conditions were met by the Claimant in representing Linco to potential customers. As of June 30,1999 no legal proceeding has been filed with respect to this claim by the Claimant, nor has First Scientific made any settlement offer in an attempt to resolve the matter. First Scientific's management maintains that the 1991 Agreement is no longer valid because the conditions in the 1991 Agreement were not met in a reasonable time and because of the failure of other material terms.

       Additionally, an indemnification agreement in favor of First Scientific by the former founding Linco shareholders requires the latter to satisfy any obligations Linco may have incurred prior to the reorganization. Consequently, First Scientific would require that any eventual settlement or award resulting from the 1991 Agreement be satisfied entirely by the founding shareholders of Linco. The Linco founders have assured First Scientific that they will defend this matter in the event any legal proceedings should be filed against First Scientific. During the quarter ended June 30, 1999, the Claimant has persisted in his claim. Subsequent to the end of the reporting quarter, June 30, 1999, in response to the Claimant's demands, the Linco founders filed with the District Court of Weber County, State of Utah (Civil Case No. 99090484) an action, including First Scientific, Inc., First Scientific Corporation, and Linco Industries, Inc as co-Plaintiffs, for declaratory judgement that the Claimant (the Defendant in said action) has no entitlement against any of the Plaintiffs, including First Scientific. The Claimant has recently been served, but has not yet responded to the complaint in this action.


                            SIGNATURES


  Pursuant to the requirements of the Securities and Exchange
  Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            REGISTRANT

                      FIRST SCIENTIFIC, INC.
                            Registrant


  DATED:  August 4, 1999             By:  /s/ Douglas R. Warren
                                        -----------------------
                                        Douglas R. Warren, President


  DATED:  August 4, 1999             By: /s/ Gordon M. Davis
                                        -----------------------
                                        Gordon M. Davis, Vice President
                                        Administration/CFO (Principal
                                        Financial and Accounting Officer)