Form 10QSB
period 1999-09-30
FIRST SCIENTIFIC INC
filed 1999-11-16
CIK 925665

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                 FORM 10-QSB



              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



                   For the quarter ended September 30, 1999
                       Commission File Number: 0-24378


                            FIRST SCIENTIFIC, INC.
                            ----------------------
      (Exact name of small business issuer as specified in its charter)


               DELAWARE                                33-0611745
     -----------------------------       --------------------------------
     (State or other jurisdiction        (IRS Employer Identification No.)
     of incorporation or organization)

             1877 West 2800 South, Suite 200, Ogden, Utah  84401
             ---------------------------------------------------
                  (Address of principal executive offices)

     Registrant's telephone number, including Area Code:  (801) 393-5781


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES     X           NO


These were 20,219,770 shares of common stock, $.001 par value, outstanding as of November 8, 1999.

                            FIRST SCIENTIFIC, INC.
                                 FORM 10-QSB


                       QUARTER ENDED SEPTEMBER 30, 1999

                              TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

                                                                    Page

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited)
     - September 30, 1999 and December 31, 1998 . . . . . . . . . . . .3

     Condensed Consolidated Statements of Operations
     (Unaudited) for the Three Months and Nine Months
     Ended September 30, 1999 and 1998 and for the Cumulative
     Period from April 30, 1990 (Date of Inception) through
     September 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     for the Nine Months Ended September 30, 1999 and 1998 and
     for the Cumulative Period from April 30, 1990 (Date of
     Inception) through September 30, 1999. . . . . . . . . . . . . . .5

     Notes to the Condensed Consolidated Financial Statements
     (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis and Plan of Operation . .9


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 13

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . 14

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 14

Item 6.  Exhibits and Reports of Form 8-K. . . . . . . . . . . . . . . 15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                  September 30,  December 31,
                                                      1999           1998
                                                   ------------  ------------
                                    ASSETS

Current Assets
  Cash                                             $    402,666  $  1,286,299
  Investment in securities available-for-sale           111,714       194,784
  Trade receivables                                     261,789           614
  Inventory                                              49,986        26,619
  Prepaid expenses                                       73,359        29,356
                                                   ------------  ------------
   Total Current Assets                                 899,514     1,537,672
                                                   ------------  ------------
Property and Equipment                                  152,821        95,378
  Less: accumulated depreciation                        (19,818)       (2,982)
                                                   ------------  ------------
   Net Property and Equipment                           133,003        92,396

Purchased Technology, Net                                41,250       108,750

Investment in Equity Securities, at Cost                    -         50,000
                                                   ------------  -----------
Total Assets                                       $  1,073,767  $ 1,788,818
                                                   ============  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $     82,178  $    54,334
  Customer deposits                                      15,206       33,750
  Accrued liabilities                                    43,439       75,979
  Capital lease obligation - current portion              4,774        2,070
  Related party notes payable                            12,370       22,693
                                                   ------------  -----------
   Total Current Liabilities                            157,967      188,826
                                                   ------------  -----------
Long-Term Capital Lease Obligation                        7,196        4,784

Stockholders' Equity
  Preferred stock 1,000,000 shares
   authorized, no shares outstanding                         -            -
  Common stock $.001 par value, 50,000,000
   shares authorized; issued and outstanding:
   20,219,770 shares at September 30, 1999
   and 20,169,770 shares at December 31, 1998            20,220       20,170
  Additional paid-in-capital                          6,791,564    6,429,114
  Unearned compensation                                (208,086)     (84,056)
  Accumulated other comprehensive loss                       -        (7,275)
  Deficit accumulated during the
   development stage                                 (5,695,094)  (4,762,745)
                                                   ------------  -----------
     Total Stockholders' Equity                         908,604    1,595,208
                                                   ------------  -----------

Total Liabilities and Stockholders' Equity         $  1,073,767  $ 1,788,818
                                                   ============  ===========

The accompanying notes are an integral part of these financial statements.

                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                             Cumulative From
                                                                             April 30, 1990
                                                                            (Date of Inception)
                                For the Three Months      For the Nine Months      Through
                                 Ended September 30,      Ended September 30,   September 30,
                               -----------------------  -----------------------  -----------
                                  1999         1998       1999         1998         1999
                               ----------  -----------  ----------  -----------  -----------
Sales                          $  303,784  $    60,889  $  426,083  $    68,501  $   662,079
Cost of Sales                      49,650       38,412      73,947       43,291      228,599
                               ----------  -----------  ----------  -----------  -----------
Gross Profit                      254,134       22,477     352,136       25,210      433,480
                               ----------  -----------  ----------  -----------  -----------
Operating Expenses
  General and administrative
   expense                        600,638      162,083   1,126,647      210,169    1,963,980
  Research and development
   expense                         25,983    3,783,376      42,091    3,795,959    4,031,641
                               ----------  -----------  ----------  -----------  -----------
   Total Operating Expenses       626,621    3,945,459   1,168,738    4,006,128    5,995,621
                               ----------  -----------  ----------  -----------  -----------
Loss from Operations             (372,487)  (3,922,982)   (816,602)  (3,980,918)  (5,562,141)

Other Income and (Expense)
  Interest income                   6,993           -       28,163           -        42,845
  Realized loss from investment
   in securities                 (140,346)          -     (140,346)          -      (140,346)
  Interest expense                 (1,212)      (5,706)     (3,564)     (21,751)     (97,333)
                               ----------  -----------  ----------  -----------  -----------
Loss Before Income Taxes         (507,052)  (3,928,688)   (932,349)  (4,002,669)  (5,756,975)

Benefit from Income Taxes              -            -           -            -        61,881
                               ----------  -----------  ----------  -----------  -----------

Net Loss                       $ (507,052) $(3,928,688) $ (932,349) $(4,002,669) $(5,695,094)
                               ==========  ===========  ==========  ===========  ===========

Basic and Diluted Loss
 Per Common Share              $    (0.03) $     (0.37) $    (0.05) $     (0.39) $     (0.51)
                               ==========  ===========  ==========  ===========  ===========
Weighted Average Number of
 Shares Used in Per-Share
 Calculation                   20,205,748  10,570,842   20,181,895   10,317,667   11,094,594
                               ==========  ==========  ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.
                                  4

                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                            Cumulative From
                                                             April 30, 1990
                                                           (Date of Inception)
                                        For the Nine Months      Through
                                        Ended September 30,    September 30,
                                       ---------- ------------  -----------
                                          1999        1998          1999
                                       ----------  -----------  -----------
Cash Flows From Operating Activities
 Net loss                              $ (932,349) $(4,002,669) $(5,695,094)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Depreciation and amortization          84,336        3,917      113,568
    Common stock issued for services       80,000           -       154,355
    Common stock issued for purchased
     research and development                  -     3,766,440    3,766,440
    Compensation from stock options
     granted                              158,470       20,737      248,608
    Loss on investment in securities      140,346           -       140,346
    Deferred tax benefit                       -            -       (61,881)
    Changes in operating assets and
     liabilities:
       Accounts receivable               (261,175)     (15,737)    (261,789)
       Inventory                          (23,367)       7,883      (49,986)
       Prepaid expenses                   (44,003)     (11,066)     (73,359)
       Accounts payable                    27,843       13,186       82,178
       Customer deposits                  (18,544)      33,750       15,206
       Accrued liabilities                (32,540)      (5,642)     175,870
       Deferred compensation                   -        28,000           -
                                       ----------  -----------  -----------
    Net Cash Used in Operating
     Activities                          (820,983)    (161,201)  (1,445,538)
                                       ----------  -----------  -----------
Cash Flows From Investing Activities
 Cash paid for equipment                  (53,716)      (7,550)    (141,377)
 Cash received from sale of securities
  available-for-sale                           -       302,847      302,847
                                       ----------  -----------  -----------
    Net Cash Provided by (Used in)
     Investing Activities                 (53,716)     295,297      161,470
                                       ----------  -----------  -----------
Cash Flows From Financing Activities
 Proceeds from borrowing                    4,336       61,050      260,311
 Principal payments on notes payable           -      (117,338)    (155,975)
 Proceeds from loans from stockholders         -        19,930      158,934
 Principal payments on loans from
  stockholder                             (10,323)     (28,403)     (74,130)
 Principal payment under capital
  lease obligation                         (2,947)          -        (3,809)
 Proceeds from issuance of common
  stock                                        -       667,440    1,501,403
                                       ----------  -----------  -----------
    Net Cash Provided by (Used in)
     Financing Activities                  (8,934)     602,679    1,686,734
                                       ----------  -----------  -----------
Net Increase (Decrease) in Cash          (883,633)     736,775      402,666

Cash and Cash Equivalents at
 Beginning of Period                    1,286,299        7,938           -
                                       ----------  -----------  -----------
Cash and Cash Equivalents at
 End of Period                        $   402,666  $   744,713  $   402,666
                                      ===========  ===========  ===========

 The accompanying notes are an integral part of these financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 INTERIM CONDENSED FINANCIAL STATEMENTS -The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 1998. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

 NOTE 2-INVESTMENT IN SECURITIES AVAILABLE-FOR-SALE

 The Company has investments in marketable securities which are classified as available-for-sale securities. During the nine months ended September 30, 1999, equity securities which were restricted from resale with a cost of $50,000 were reclassified to securities available-for-sale at their fair value at the time of reclassification of $50,000. The market value of the available-for-sale securities has declined during 1999 and, at September 30, 1999, management has determined that the decline is other-than-temporary. Accordingly, a write-down to market value has been recognized in the results of operations during September 1999 in the amount of $140,346. After the write-down, cost and fair value of the securities were $111,714.

 NOTE 3-COMPREHENSIVE LOSS

 Other comprehensive loss consists of an unrealized loss on investment in securities available-for-sale. Comprehensive loss is computed as follows:

                                                                               Cumulative From
                                                                                April 30, 1990
                                                                             (Date of Inception)
                                For the Three Months     For the Nine Months       Through
                                Ended September 30,      Ended September 30,    September 30,
                             ------------------------  ------------------------  -----------
                                1999         1998         1999          1998        1999
                             -----------  -----------  -----------  -----------  -----------
 Net Loss                    $  (507,052) $(3,928,688) $  (932,349) $(4,002,669) $(5,695,094)

 Other Comprehensive Loss

 Change in unrealized loss
  on investment in securities
  available-for-sale              (4,857)          -      (133,070)          -      (140,346)

  Less: Reclassification
   adjustment for losses
   included in net loss          140,346           -       140,346           -       140,346
                             -----------  -----------  -----------  -----------  -----------
 Comprehensive Loss          $  (371,563) $(3,928,688) $  (925,073) $(4,002,669) $(5,695,094)
                             ===========  ===========  ===========  ===========  ===========

                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 NOTE 4-SUPPLEMENTAL CASH FLOW INFORMATION

 Interest paid during the nine months ended September 30, 1999 and 1998, was $3,564 and $21,751, respectively, and $97,333 for the period from April 30, 1990 (date of inception) through September 30, 1999.

 NOTE 5 - COMMITMENTS AND CONTINGENCIES

 EMPLOYMENT AGREEMENT - Effective May 1, 1999, First Scientific established a one-year employment agreement with its new sales and marketing vice president for an annual minimum of $85,000 plus options to purchase 250,000 common shares at $0.75 per share.

 CONSULTANT AGREEMENT - Effective October 1, 1999, First Scientific entered into a five-year consulting agreement with a shareholder and director to provide certain scientific, product development and regulatory consulting to the Company. The agreement automatically renews yearly unless either party elects not to extend the agreement. Payments under the agreement are $8,000 monthly, which monthly amount will increase by $1,000 each anniversary date. In addition, the Company may pay annual bonuses in stock or cash as the Company determines based upon the services and value provided to the Company by the shareholder and director.

 CAPITAL LEASE - During the first nine months of 1999, First Scientific entered into two capital lease agreements for computer equipment. The first lease agreement is for a 3-year term requiring monthly payments of $177 and a present value of $4,336 at inception of the lease. The second agreement is for a 3-year term requiring monthly payments of $150 and a present value of $3,727.

 UNASSERTED CLAIM - On January 5, 1999 First Scientific was advised of a claim against it allegedly arising out of an Agreement in Principle made in 1991 (the "1991 Agreement") by Linco Industries, Inc. ("Linco" now known as First Scientific Corporation, a wholly owned subsidiary or First Scientific, Inc.). The 1991 Agreement purported to promise shares of Linco common stock to an individual (the Claimant) if certain conditions were met by the Claimant in representing Linco to potential customers. As of September 30,1999 no legal proceeding has been filed with respect to this claim by the Claimant, nor has First Scientific made any settlement offer in an attempt to resolve the matter. First Scientific's management maintains that the 1991 Agreement is no longer valid because the conditions in the 1991 Agreement were not met in a reasonable time and because of the failure of other material terms.

 Additionally, an indemnification agreement in favor of First Scientific by the former founding Linco shareholders requires the latter to satisfy any obligations Linco may have incurred prior to the reorganization. Consequently, First Scientific would require that any eventual settlement or award resulting from the 1991 Agreement be satisfied entirely by the founding shareholders of Linco. The Linco founders have assured First Scientific that they will defend this matter in the event any legal proceedings should be filed against First Scientific. Subsequent to the end of the reporting quarter, September 30, 1999, in response to the Claimant's demands, the Linco founders filed with the District Court of Weber County, State of Utah (Civil Case No. 99090484) an action, including First Scientific, Inc., First Scientific Corporation, and Linco Industries, Inc. as co-Plaintiffs, for declaratory judgement that the Claimant (the Defendant in said action) has no entitlement against any of the Plaintiffs, including First Scientific. The Claimant was served regarding this action and responded by filing with the court for a change of venue from Weber County, Utah to Utah County, Utah which the court granted.

 NOTE 6 - STOCKHOLDERS' EQUITY

 On April 30, 1999 the Company agreed to issue 10,000 shares of common stock to an individual for marketing services during 1997 and 1998. The Company awarded the individual an exclusive distributorship in the Western United States for the Company's Fresh Cleanse Brand to the professional health care market. The marketing services were valued at $10,000 based upon the fair value of the common stock issued. The fair value of the common stock was established by management based upon an evaluation of the perceived performance of the Company to date.

 On August 7, 1999, the Company agreed to issue 40,000 shares of common stock to an outside service provider for their creative services in developing and presenting promotional and other materials regarding First Scientific and its products. The services were valued at $70,000, or $1.75 per share, based upon an evaluation by management of the perceived fair value of the Company's common stock on the date of the agreement.

 NOTE 7 - STOCK OPTIONS

 During the quarter ending September 30, 1999, the Company granted 470,000 options under the 1998 Stock Option Plan to various employees. Options for 88,000 common shares were exercisable on August 30, 1999 and the remaining 382,000 options become exercisable beginning May 12, 2000 through May 12, 2002. All options granted during this period expire 10 years from the date of grant. Compensation relating to the options of $282,500, or $0.61 per share, is being recognized over the period the options vest of which $112,018 was recognized in the quarter ending September 30, 1999.

 Item 2.  Managements's Discussion and Analysis and Plan of Operation.

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of First Scientific's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statement, as of September 30, 1999, together with the annual financial statements as of December 31,1998. Whenever in this discussion the term "First Scientific" is used, it should be understood to refer to First Scientific, Inc. and its wholly owned subsidiary on a consolidated basis, except where the context clearly indicates otherwise.

 Plan of Operation
 -----------------
  First Scientific is a development stage company which, since inception, has incurred losses from operations. As of September 30, 1999, the cumulative net losses of First Scientific since inception total $5,695,094 of which $3,766,440 is attributable to a non-recurring charge for acquired research and development, as described in First Scientific's annual report on Form 10-KSB dated December 31, 1998. First Scientific is engaged primarily in the development and marketing of chemical formulations that management feels will have worldwide sales opportunities. As of September 30, 1999, First Scientific has had minimal sales from its products, but intends to expand the marketing of its products through private label relationships with companies that are major distributors in the medical, healthcare, over-the-counter, and multi-level arenas. Marketing materials have been produced to assist with a formal product launch that took place during the current quarter. Development of First Scientific's own brands will be handled mostly through regional distributors, especially in medical markets, and will be pursued on a case-by-case basis as profitable opportunities are identified and evaluated.

  First Scientific has developed two unique formulations. The first is a moisturizing, antimicrobial sanitizing formulation that removes 99.99% of bacteria from the skin without the harsh effects of alcohol, CHG, PCMX, triclosan, or iodine (this product can be delivered in wipe, spray, lotion or soap forms). The second is a topical rash prevention and treatment formulation that cleanses and moisturizes the skin. It is used for the prevention and treatment against skin rashes caused by incontinence, as well as other skin rashes (in wipe form).

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

  First Scientific currently outsources manufacturing of its products. First Scientific has developed relationships with manufacturers, and is in the process of qualifying other manufacturers, who have U.S. Food and Drug Administration ("F.D.A.") compliant facilities and experience manufacturing in accordance with F.D.A. standards. These companies are generally in the business of manufacturing for various customers who require F.D.A. compliant facilities for their products. First Scientific is able to produce a concentrate of its antimicrobial formulation at its own facility, or at contract facilities, under F.D.A. protocols. The concentrate can then be shipped to contract manufacturers for production runs according to customer specifications. This procedure helps protect the trade secret status of this proprietary formulation. First Scientific filed for patent protection with the U. S. Patent Office for this product during the current quarter. First Scientific does not use this same concentrate mixing procedure in the production of its dimethicone-based rash prevention and treatment formulation, because currently First Scientific cannot economically mix concentrate itself for this product. Strict confidentiality agreements are in place with the manufacturer to protect the trade secret status of this product formulation. First Scientific has also filed a patent for this product with the U. S. Patent Office.

  The cash requirements of First Scientific through the end of first quarter 2000 will vary based upon a number of factors including, but not limited to, continuing research and development levels, increased market development, facilities enhancement and/or acquisitions, additional personnel, travel and other expenses related to projected growth. With the new business First Scientific is now actively pursuing, management believes existing cash, cash equivalents and cash generated from anticipated sales will be sufficient to meet obligations over the next four to six months. However, in light of management's cash consumption projections for this period, if anticipated sales do not materialize in a timely manner at projected volumes, First Scientific would likely need a bank line of credit and/or additional equity funding to meet its working capital needs during the first quarter of 2000. There is no assurance that any funding will be available or that, if available, the terms of such funding will be favorable to First Scientific.

  The new source of revenue reported in the previous quarter's filing by First Scientific continues to produce revenue. ConvaTec, a division of Bristol-Myers Squibb Company, has engaged First Scientific, on a fee for service basis, to perform testing procedures that fulfill FDA compliance requirements relating to product sales to this customer. ConvaTec has reported favorable results regarding First Scientific's testing procedures
 and operating protocols.   The prospects for ongoing testing work with this
 customer appear likely. This relationship has allowed First Scientific to gain experience and to develop standard operating procedures that satisfy, not only this customer's needs, but that should withstand the most critical evaluations and requirements of future customers, and therefore, may provide new revenue opportunities. ConvaTec has also considered First Scientific as the vendor of choice for the post testing work required by the F.D.A for this product, which may generate additional revenues.

  Product research and development is an ongoing process at First Scientific. Existing products are continuously being refined to meet the needs of markets being pursued. Potential customers present product specification requests from time to time which different from those of First Scientific's existing product specifications. These circumstances caused additional research and development to be performed in order to meet the required specifications. Similar requests from potential customers are
 also anticipated in the future.   First Scientific likewise researches new
 products that fall within the scope of its currently defined market place and new market places that appear to have future economic potential.

   In light of First Scientific's current mode of operations of outsourcing its manufacturing, existing plant and equipment are projected to be sufficient to meet most of its growth needs. However, should First Scientific be required to perform expanded testing and/or manufacturing for its clients and/or should the Company deem it to be in its best interest to undertake in-house manufacturing, additional capital would be required to fund the establishment of such activities. Management is actively investigating alternatives for the manufacture of its products, both additional outsourced and in-house.

  First Scientific employs 11 individuals in management, administrative, and technical positions. As First Scientific continues to grow, additional personnel will need to be added to enable the Company to meet its projected growth. During the current quarter, one employee left First Scientific and two new employees were hired; a marketing manager and a lab technician Management anticipates hiring additional sales /marketing and finance personnel, a lab testing/quality control manager and another lab technician over the next three to six months.

 First Scientific has entered into agreements with Kinara Graphics for advertizing, web creation and creative marketing, with Scribe Public Relations for general public relations, press and media relations and with Kovach and Associates for industry consulting and introductions. Management feels these professionals are enhancing First Scientific's professionalism, market presence and potential customer contacts. Under the leadership of in-house sales and marketing management, collateral and sales presentation materials have been produced to launch First Scientific's antimicrobial products to potential customers and to introduce the company to the media. Management considers the initial results of these efforts to have been positive.

 Management's Discussion and Analysis of Financial Condition and Results of Operations

 Financial Position
 ------------------
  First Scientific had $402,666 in cash as of September 30, 1999. This represents a decrease of $883,633 from December 31, 1998. Working capital, as of September 30,1999, decreased to $741,547 compared to working capital of $1,348,846 at December 31, 1998.


 Results of Operations
 ---------------------
  During the three months and nine months ended September 30, 1999, First Scientific had total operating revenues of $303,784 and $426,083 respectively, compared with total operating revenues of $60,889 and $68,501 for the comparable periods from the prior year. Revenue for 1999 year-to-date has primarily resulted from product testing, raw materials sales and a licensing fee from a major customer, and product sales.

  Prior to December 1998 Company revenues were generated from sporadic sales of a Linseed oil based soap product and a rash prevention product created for a distributor who sells this product under private labels to an over-the-counter customer. First Scientific has decided to discontinue the sale of these products, however, minimal revenue may be realized as existing inventory is liquidated. In June 1998, First Scientific entered into a private label supply agreement with a multinational distributor of medical and healthcare products. This agreement was for individual antimicrobial wipes that the customer had planned to export. However, based on communications from the customer, First Scientific has determined that no additional revenue will materialize from this agreement. The customer determined not to complete the purchase, accordingly, First Scientific has recognized the related costs and revenues relating to the amount previously received from the customer.

  On August 12, 1999 First Scientific signed a supply agreement with ConvaTec, a division of Bristol-Myers Squibb Company, which immediately began to produce revenue. Under this agreement, First Scientific provides raw materials to a third party manufacturer designated by ConvaTec, who manufactures a dimethicone based cleansing and diaper rash treatment and prevention product for this customer. Product testing revenue for this product from ConvaTec, regarding F.D.A. compliance, which began during the quarter ended June 30, 1999, continued during the quarter ending September 30, 1999. A licensing fee, raw materials sales and testing revenue accounted for the majority of the revenue during the quarter. Initial negotiations, including the exchange of non-disclosure agreements, have begun with nine of the market share leaders in the healthcare personnel handwash market where First Scientific is currently focusing it marketing efforts. Invitations to meet with several of these companies have been received by First Scientific and appointments have been set during the fourth quarter of 1999 to make sales presentations. First Scientific's regional distribution agreement with Welmed Specialties produced minimal revenues during the quarter ended September 30, 1999. Initial warehousing inventory is planned to be shipped to Welmed during the fourth quarter of
 1999.   This agreement covers  six western states; California,  Nevada,
 Oregon, Washington, Utah and Hawaii. Welmed will have non-exclusive distribution rights to First Scientific's products in these states and exclusive distribution rights to First Scientific's Fresh Cleanse(R) brand products to hospitals, nursing homes, medical clinics and doctors offices in this territory.

  Should anticipated sales from customers with whom First Scientific has agreements in place or is negotiating or other potential sales opportunities which First Scientific anticipates materializing, not come to fruition, the ability of First Scientific to sustain operations beyond the first quarter of 2000, without additional debt or equity financing, would be questionable.

  Private label agreements, such as those discussed above, create certain risks for First Scientific. These risks include (i) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if First Scientific's products are marketed under other parties' labels, goodwill associated with use of the products generally inures to the benefit of the other parties rather than First Scientific; (iii) First Scientific may have only limited protection from changes in manufacturing costs and raw material costs; and (iv) if First Scientific continues to rely on other parties for all or substantially all of its sales, First Scientific may be limited in its ability to negotiate with such other parties upon eventual renewals of their agreements. It is the belief of management that these risks are mitigated by initial market demands, the apparent uniqueness of the Company's formulations, large existing and expanding markets for its products and the caliber of customers with whom First Scientific is currently negotiating. However, First Scientific recognizes that, in the short run, it will be dependent on a few large customers where the bulk of its sales are envisioned to be generated. Until a broader base of customers has been established, the loss one such customer could have a serious material adverse impact on the operating viability of First Scientific.

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

  General and administrative expenses were $600,638 and $1,126,647 for the three months and nine months ended September 30, 1999, respectively, compared with $162,083 and $210,169 for the comparable periods from the prior year. The increase in expenditures between the 1999 and 1998 periods was due to the continued transition of First Scientific from a one-man product development entity, with minimal sales during the third quarter of 1998, to an adequately staffed operation in the third quarter of 1999,
 capable of administrating  anticipated growth.   Executive office space
 into which First Scientific moved during 1998 will need to be expanded as the finance, testing, research and development and sales/marketing functions increase to match anticipated growth. Currently unoccupied space adjacent to the existing executive offices of First Scientific is being considered for such expansion.

  Research and development expenses were $25,983 and $42,091 for the three and nine months ended September 30, 1999, respectively, compared with $3,783,376 and $3,795,959 for the comparable periods from the prior year.
  When purchased technology of $3,766,440 is netted out of the 1998 three and nine numbers, research and development expenditures for the three and nine month periods in 1998 were $16,936 and $29,519 respectively. The increase in expenditures between the 1999 and net amounts for the 1998 periods resulted from the continued refinement of First Scientific's formulations and the development of new product variations to meet customer requests. Management anticipates an increase in research and development expenses for future periods, as First Scientific expands its product offerings.

 Liquidity and Capital Resources
 -------------------------------
  Historically, First Scientific has financed its operations principally through loans, private placements of equity securities and sporadic product sales. During the nine month period, ending September 30, 1999, sales and a licensing fee constituted the source of the majority of funds from the operations of First Scientific. First Scientific used net cash of $820,983 in operating activities during the nine months ended September 30, 1999. As of September 30, 1999, First Scientific's liabilities totaled $165,163. The Company had working capital of $741,547 as of September 30,1999.

 Year 2000
 ---------
  First Scientific uses computers principally for scientific modeling and calculation, product/market research and administrative functions, such as communications, word processing, accounting and management and financial reporting. First Scientific's computer system was purchased September, 1998. The software utilized by First Scientific is generally standard "off the shelf" software, typically available from a number of vendors. While First Scientific believes it has taken all appropriate steps to assure year 2000 compliance, the Company is substantially dependent on vendor compliance. Even if vendor assurances that First Scientific's systems are 2000 compliant be incorrect, management believes systems failures would not have a material adverse impact on its operations.

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

 Forward-Looking Statements
 --------------------------
  When used in this Form 10-QSB and in other filings by First Scientific with the SEC, in First Scientific's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of First Scientific, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                         PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.

  First Scientific is not involved in, nor has it been involved as a defendant in, any legal proceedings as of the end of the reporting quarter, September 30, 1999. However, on January 5, 1999 First Scientific was advised of a claim against it allegedly arising out of an Agreement in Principle made in 1991 (the "1991 Agreement") by Linco Industries, Inc. ("Linco" now known as First Scientific Corporation, a wholly owned subsidiary or First Scientific, Inc.). The 1991 Agreement purported to promise shares of Linco common stock to an individual (the Claimant) if certain conditions were met by the Claimant in representing Linco to potential customers. As of September 30,1999 no legal proceeding has been filed with respect to this claim by the Claimant, nor has First Scientific made any settlement offer in an attempt to resolve the matter. First Scientific's management maintains that the 1991 Agreement is no longer valid because the conditions in the 1991 Agreement were not met in a reasonable time and because of the failure of other material terms.

  Additionally, an indemnification agreement in favor of First Scientific by the former founding Linco shareholders requires the latter to satisfy any obligations Linco may have incurred prior to the reorganization. Consequently, First Scientific would require that any eventual settlement or award resulting from the 1991 Agreement be satisfied entirely by the founding shareholders of Linco. The Linco founders have assured First Scientific that they will defend this matter in the event any legal proceedings should be filed against First Scientific. Subsequent to the end of the reporting quarter, September 30, 1999, in response to the Claimant's demands, the Linco founders filed with the District Court of Weber County, State of Utah (Civil Case No. 99090484) an action, including First Scientific, Inc., First Scientific Corporation, and Linco Industries, Inc. as co-Plaintiffs, for declaratory judgement that the Claimant (the Defendant in said action) has no entitlement against any of the Plaintiffs, including First Scientific. The Claimant was served regarding this action and responded by filing with the court for a change of venue from Weber County, Utah to Utah County, Utah which the court granted.

 Item 2. Changes in Securities and Use of Proceeds

 (c)   Sales of Unregistered Securities

  On April 30, 1999 the Company agreed to issue 10,000 shares of common stock to Weldon Phillips for marketing services during 1997 and 1998. The services were valued at $10,000 based upon the fair value of the common stock in April 1999. The fair value of the common stock was established by management based upon an evaluation of the perceived performance of the Company to date. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Phillips is an accredited investor.

  On August 7, 1999, the Company agreed to issue 40,000 shares of common stock to Kinara Graphics, Inc. for their creative services in developing and presenting promotional and other materials regarding First Scientific and its products. The services were valued at $70,000, or $1.75 per share, based upon an evaluation by management of the perceived fair value of the Company's common stock on the date of the agreement. The shares were issued in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. Based on information obtained by the Company in connection with its business relationship with Kinara Graphics, Inc., management believes, that Kinara Graphics, Inc., through its representatives, has such knowledge on business and financial matters as to be able to evaluate the merits and risks of an investment in First Scientific.

 Item 4. Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of the Company's shareholders held on Friday, September 24, 1999, the following matters were submitted to and acted upon by the Company's shareholders: (i) five directors were elected to serve until the next Annual Meeting of the shareholders to serve until their respective successors are elected and qualified; (ii) the Company's 1998 Stock Incentive Plan was ratified and the reservation of 2,500,000 shares of Common Stock for issuance thereunder was approved; and (iii) the appointment of Hansen, Barnett & Maxwell as the Company's independent accountants for the fiscal year ended December 31, 1999 was ratified. No other business came before the meeting for submission to shareholders.

 Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits

       The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

  Exhibit #                  Description
  ---------                  -----------
  2.1          Agreement and Plan of Reorganization, dated August 10,  1998, between the Registrant, Linco, Linco Acquisition Corp. and
               Edward Walker*
  3.1          Articles of Incorporation**
  3.2          Bylaws**
  3.3          Amendment to Articles of Incorporation changing name to First
               Scientific, Inc. and effecting a forward stock split.*
  3.4          Restated Bylaws*****
  10.1         Non-qualified Stock Option Agreement with Jerral R. Pulley***
  10.2         Non-qualified Stock Option Agreement with Peter Sundwall,
               M.D.***
  10.3         1998 Stock Incentive Plan ****
  10.4         Agreement with Weldon Phillips*****
  10.5         Employment Agreement with Randy Hales*****
  10.6         Consulting Agreement with Jerral R. Pulley*****
  10.7         Consulting Agreement with Edward Walker*****
  27           Financial data schedule*****
         _____________________
       * Incorporated by reference to the same-numbered exhibit to the Form 8-K filed October 2, 1998 by First Scientific with the Securities and Exchange Commission.
      ** Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB, file No. 0-24378.
      *** Incorporated by reference from Annual Report on Form 10-KSB, as filed on March 26, 1999.
      **** Incorporated by reference from Quarter Report on Form 10-QSB, as filed on June 15, 1999.

      *****       Filed herewith.

         (b)      Reports on Form 8-K
          There were no reports on Form 8-K during the reporting quarter.

                                   SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGISTRANT

                             FIRST SCIENTIFIC, INC.
                                   Registrant


 DATED: November 15, 1999.    By:  /s/ Douglas R. Warren
                                 -----------------------
                                 Douglas R. Warren, President


 DATED: November 15, 1999.    By: /s/ Gordon M. Davis
                                 ------------------------
                                 Gordon M. Davis, Vice President
                                 Administration/CFO (Principal
                                 Financial and Accounting Officer)