Form 10QSB/A
period 1999-09-30
FIRST SCIENTIFIC INC
filed 2000-03-09
CIK 925665

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


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

                            FIRST SCIENTIFIC, INC.
                                 FORM 10-QSB/A

                               AMENDMENT NO. 1

                       QUARTER ENDED SEPTEMBER 30, 1999

                              TABLE OF CONTENTS

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 13

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . 14

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 14

Item 6.  Exhibits and Reports of Form 8-K. . . . . . . . . . . . . . . 2

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

 Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits

       The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

  Exhibit #                  Description
  ---------                  -----------
  2.1          Agreement and Plan of Reorganization, dated August 10,  1998, between the Registrant, Linco, Linco Acquisition Corp. and
               Edward Walker*
  3.1          Articles of Incorporation**
  3.2          Bylaws**
  3.3          Amendment to Articles of Incorporation changing name to First
               Scientific, Inc. and effecting a forward stock split.*
  3.4          Restated Bylaws*****
  10.1         Non-qualified Stock Option Agreement with Jerral R. Pulley***
  10.2         Non-qualified Stock Option Agreement with Peter Sundwall,
               M.D.***
  10.3         1998 Stock Incentive Plan ****
  10.4         Agreement with Weldon Phillips*****
  10.5         Employment Agreement with Randy Hales*****
  10.6         Consulting Agreement with Jerral R. Pulley*****
  10.7         Consulting Agreement with Edward Walker*****
  10.8         Exclusive License and Supply Agreement with Convatec
                (Confidential Treatment Requested for Certain Portions)******
  27           Financial data schedule*****
         _____________________
       * Incorporated by reference to the same-numbered exhibit to the Form 8-K filed October 2, 1998 by First Scientific with the Securities and Exchange Commission.
      ** Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB, file No. 0-24378.
      *** Incorporated by reference from Annual Report on Form 10-KSB, as filed on March 26, 1999.
      **** Incorporated by reference from Quarter Report on Form 10-QSB, as filed on June 15, 1999.

      ***** Incorporated by reference by reference from Quarter Report on Form 10-QSB, As filed on November 15, 1999.

      ******  Filed herewith

         (b)      Reports on Form 8-K
          There were no reports on Form 8-K during the reporting quarter.

                                   SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                             FIRST SCIENTIFIC, INC.
                                   Registrant


 DATED: March 8, 2000.        By:  /s/ Randy L. Hales
                                 -----------------------
                                 Randy L. Hales, President and CEO


 DATED: March 8, 2000.        By: /s/ Gordon M. Davis
                                 ------------------------
                                 Gordon M. Davis, Vice President
                                 Administration/CFO (Principal
                                 Financial and Accounting Officer)