Form 10KSB
period 1999-12-31
FIRST SCIENTIFIC INC
filed 2000-03-14
CIK 925665

-



                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             Form 10-KSB

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1999, or

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from       to

                    Commission File Number 0-24378

                       First Scientific, Inc.
            (Name of small business issuer in its charter)

                   DELAWARE                            33-0611745
        -------------------------------          ----------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification Number)

       1877 West 2800 South, Suite 200
                 Ogden, Utah                              84401
       -------------------------------            ----------------------
     (Address of principal executive offices)           (Zip Code)

 Registrant's telephone number, including area code:  (801) 393-5781

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $553,631.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 3, 1997:
Not applicable, shares not traded.

As of March 13, 2000 Registrant had outstanding 20,711,436 shares of Common Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

                                 None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        FIRST SCIENTIFIC, INC.
                          INDEX-FORM 10-KSB


                                PART I
                                                                  Page

Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 1

Item 2. Description of Property. . . . . . . . . . . . . . . . . . . 9

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 9



                               PART II

Item 5. Market for the Common Equity and Related Stockholder Matters 9

Item 6. Management's Discussion and Analysis and Plan of Operations.10

Item 7. Financial Statements . . . . . . . . . . . . . . . . . . . .15



                               PART III

Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance
    with Section 16(a) of the Exchange Act . . . . . . . . . . . . .15

Item 10.   Executive Compensation. . . . . . . . . . . . . . . . . .17

Item 11.   Security Ownership of Certain Beneficial Owners and
Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

Item 12.   Certain Relationships and Related Transactions  . . . . .20

                               PART IV

Item 13.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . .21

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

Index to Financial Statements and Schedules. . . . . . . . . . . . .23
                              i-



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

First Scientific Corporation was incorporated as a Utah corporation on April 30, 1990 under the name of Linco Industries, Inc. ("Linco"). Linco was formed to take advantage of a linseed oil based soap formula. After limited success with this product, Linco began to focus its resources on developing a rash treatment and prevention baby wipe solution. This product was marketed through a private label agreement with a national distributor. In 1994, Linco recruited Dr. Edward Walker, a chemistry professor at nearby Weber State University and director of the Utah State Center for Excellence for Chemical Technology at Weber State University, as a shareholder and director. In March of 1998 Dr. Walker, at his own request, relinquished his stock ownership in Linco in exchange for a royalty agreement. This royalty agreement was subsequently acquired by the Company during the reorganization with SPPS, as described below. Through the acquisition of his technology, Dr. Walker became a major shareholder in the Company and now serves as Director of Research and Development and as a member of the Board of Directors of the Company.

On September 15, 1998, Linco entered into and completed an agreement with SPPS pursuant to which SPPS issued 8,798,080 shares of its common stock in exchange for 100% of the issued and outstanding common stock of Linco. Concurrently, SPPS changed its name to First Scientific, Inc. In connection with the agreement, First Scientific issued 5,201,920 shares of common stock to Dr. Edward Walker for the cancellation of a royalty agreement and for rights to technology relating to an instant chemical skin sanitizer formulation and issued or received subscriptions for 2,666,659 shares of common stock in exchange for approximately $2,000,000 of cash and marketable securities through a private placement memorandum. The agreement between Linco and SPPS has been accounted for as the reorganization of Linco and the issuance of shares to the SPPS shareholders at historical cost. Concurrent with the reorganization Linco changed its name to First Scientific Corporation.

Linco developed a proprietary formula for an antibacterial cleansing and moisturizing solution in 1996. Products from this formulation can be produced in the form of wipes or bottle sprays. In 1996, Linco also invented a second proprietary formulation, a Dimethicone-based solution that can be delivered to the incontinent/geriatric market in wipe form. In 1998, Linco developed a third proprietary formula, a lotion/ soap antimicrobial cleansing and moisturizing solution that can be dispensed in tubes or bottles.
 These products were developed with market differentiating characteristics. First, neither the antibacterial nor the dimethicone formulations contained alcohol and therefore could be used repetitively without damaging or drying the skin. Second, the formulas combine FDA approved active chemical agents with natural botanical oils, preservative, and fragrance ingredients. Benzethonium Chloride is used in the antimicrobial cleansing and moisturizing formulas, and Dimethicone, a proven drug for treating and preventing diaper rash, is used in the rash product. To the knowledge of management, no competitor has been able to develop such combinations.

Testing, Research, and Product Development

First Scientific's relationship with the State of Utah's Center of Excellence for Chemical Technology at Weber State University (the "Center") allows convenient access for testing of the ingredients and chemical solutions it formulates. Chemical testing expenses are paid by the Company to the university on a fee-for-service basis. This kind of agreement is similar to those that the Center enters into with other companies. The university has no proprietary rights in the Company's products. This relationship enables the Company to conduct mandated tests for good manufacturing practice ("GMP") and to test incoming raw materials to determine if they meet the strict specifications demanded for Food and Drug Administration ("FDA") registered products. Without this arrangement, the Company would need to invest a large amount for testing equipment. It is anticipated that the Company will maintain its relationship with Weber State University.

Efficacy tests, which are particularly mandated by the FDA, Environmental Protection Agency ("EPA") and Occupational Safety and Health Administration ("OSHA") and required by the sellers of the Company's products, are performed by independent certified labs which adhere to government established protocols. The Company will also continue to test its own products, or to have them tested by outside FDA compliant labs, to determine new uses, such as showing efficacy in combating HIV, hepatitis, the flu, and athletic rashes. Independent FDA-compliant laboratories have tested the Company's antimicrobial products with respect to in-vivo efficacy, in-vitro time kill, in-vitro Minimum Inhibitory Concentration, trans-epidermal moisture gain/loss and skin irritation, surpassing FDA testing protocols. These tests conducted following FDA protocols found that First Scientific's antimicrobial products deliver:

- High pathogenic efficacy by removing 99.99% of bacteria, fungi, yeast and viruses in 15 seconds or less.
- Improved skin condition with frequent use vs. the skin degrading actives found in leading antimicrobial products that contain alcohol, CHG, PCMX, Triclosan(R) and iodine.
-  Continued bacteria killing efficacy for hours after use.
- Fast-acting efficacy against a broad spectrum of microorganisms, including MRSA and VRE.

Independent laboratories have also tested and validated the Company's Dimethicone-based skin protection products with favorable results.

The three formulations the Company has invented are unique, and are used to produce distinct products. First Scientific has another company's chemical formulation for a fourth product available to market: a hard surface antibacterial disinfectant. The Company's three formulations are FDA registered and proprietary, while the fourth formulation, an antimicrobial hard-surface disinfectant cleaner, is EPA registered.

Products
First Scientific is primarily engaged in commercializing patent-pending formulations originally developed by Linco. These include:

Antimicrobial Formulation

     First Scientific's patent-pending antimicrobial formulation was completed following several years of rigorous development and testing. Independent laboratory testing has proven this formulation's ability to soothe and condition the skin while eliminating 99.99% of pathogens. The antimicrobial formulation has exceeded the Food and Drug Administration (FDA) protocols required for classification as a Health Care Personnel Handwash and as a first-aid antiseptic (FDA tentative final monograph 21 CFR 333). The Company's antimicrobial formula can be used as a facility-wide product appropriate for patient, public and staff handwashing. This formulation can be delivered in a variety of package types as an antimicrobial handwash, antimicrobial lotion, antibacterial spray and antibacterial towelettes. The Company is initially marketing its antimicrobial formula to domestic and international professional health care distributors and manufacturers wanting to sell such a formula under their own private label. Other markets, including foodhandling, hospitality, government, education institutions, e-commerce, retail, network marketing and select niche markets have also been identified by the Company and are targeted for market expansion. These markets will be penetrated through private label sales or through regional distributors selling the Company's own Fresh Cleanse(R) brand.

Skin Protection Formulation

     First Scientific's patent-pending, skin protection formulation brings together Dimethicone with skin-conditioning emollients and botanical oils to create a unique solution for the treatment and prevention of rashes due to incontinence. The Company has demonstrated shelf life of this stable Dimethicone oil-in-water emulsion for periods in excess of two years. In addition to meeting the required protocols, as outlined by the FDA, the formulation meets the requirements as an over-the-counter drug product. This product, in towelette form, is used for the treatment and prevention of skin rashes caused by infant and adult incontinence. The Company currently supplies the skin protection formula to a third-party manufacturer, which produces a waterless, patient-bathing product for ConvaTec, a division of Bristol-Myers Squibb Company.

Product Uses and Benefits

First Scientific's patent-pending formulations can be used in the following manner:

  Product and Primary Delivery Mode                       Benefits
----------------------------------------    ----------------------------------

Antimicrobial and antibacterial products    Aseptic sanitizing while improving
including handwashes, lotions, sprays and   skin/hand condition
towelettes



Skin protective, Dimethicone-based          Cleansing plus treatment and protec-
towelettes and sprays                       tion of skin rashes caused by infant
                                            and adult incontinence

Product Forms / Types
First Scientific's antimicrobial and skin protection formulas are available in the following forms / types:

First Scientific Product Forms:                       Types:
-------------------------------          --------------------------

Antimicrobial Formula:

Antimicrobial Soap / Health Care         -     Pump bottles
Personnel Handwash                       -     Tubes
                                         -     Cartridge pouches
                                         -     Refill bulk containers

Antimicrobial Hand-sanitizing Lotion     -     Pump bottles
                                         -     Squeeze bottles
                                         -     Cartridges
                                         -     Refill bulk containers

Antibacterial Sanitizing Spray           -     Spray bottles

Antibacterial Towelettes                 -     Individual packets
                                         -     Bulk containers (plastic tubs)
                                         -     Flow wrap packaging

Skin Protection Formula:

Towelettes                               -     Bulk containers (plastic tubs)
                                         -     Flow wrap packaging


   Markets for the Company's Products

         The market for antimicrobial products is growing rapidly. This trend is a result of new strains of bacteria that, once they infiltrate the body, are in many cases resistant to, or even totally unaffected by, existing drugs. Moreover, hospital-acquired infections are leading to increasing insurance settlements.

         As a result of these and other trends in infection control, FDA and EPA requirements for cleanliness are becoming increasingly important issues every day in the industries affected by bacteria and other infectious microorganisms. In response, more stringent and regular inspections are routinely conducted.

         Antimicrobial and antibacterial products are now relied on to protect personal health and workplace environments from illnesses and deaths caused by a variety of pathogens. This is also developing into a major concern for the hospitality industry, schools, government, money-handling businesses and other significant markets. The mass media is chronicling these cases on a frequent basis. The media is warning and educating people regarding the spread of bacteria. The FDA, EPA and other national and international public regulatory agencies, along with private watchdog groups, are also demanding higher standards to fight the pathogens that threaten the world's population.

         Several manufacturers have responded to this demand by marketing antimicrobial and antibacterial products. However, independent testing reveals that of these products contain skin irritating active ingredients, such as alcohol, PCMX, CHG, Triclosan and iodine, causing skin degradation. Management believes First Scientific is uniquely positioned to deliver to health care providers, food handlers, and even the consumer at home, more effective, gentle-to-use antimicrobial and skin protection products.

           The Company's Dimethicone-based skin protection formula sales are targeted at hospitals and long-term care facilities, as well as the infant care market. Additionally, with people living longer and professional and family in-home care becoming more prevalent due to skyrocketing health care costs, predictable market growth is anticipated. However, there can be no assurance as to future levels of sales or market share the Company can obtain or sustain. First Scientific also plans to pursue the infant diaper rash treatment and prevention market where there is substantial competition, yet likely sales potential.

   Market Category Potential

   Professional Health Care

           Health care workers, through patient contact, are a leading cause of transmission of nosocomial, or hospital-acquired, infection. In the case of Hepatitis B, health care workers are between 5 and 15 times more likely to contract the virus than the general U.S. population (Association of Infection Control Professionals). Moreover, nosocomial infection is the most common immediate cause of death in nursing home patients, and the leading cause of patient hospitalization. The Center for Disease Control estimates over 1.5 million cases of nosocomial infection in long-term care facilities and nursing homes occur each year, or an average of one infection per year per patient. According to the American Journal of Infection Control (June/August
   1991), between 5% and 18% of all patients have an active infection at any given time.

           The large, fast-growing professional health care market comprises a small group of dominant manufacturers and medical supply distribution companies. They sell to hospitals, nursing/long-term care facilities, physician and dental offices, laboratories and other health-related organizations or to group purchasers. The manufacturers, distribution companies and group purchase organizations control product flow to the market. Marketplace success in the professional health care category will be driven by establishing strategic alliances with manufacturers and distribution companies to get First Scientific's products to the end user. Hospitals (47%), physician offices (19%), and nursing/long-term care facilities (13%) account for more than 75% of the annual handwashing occasions in the professional health care arena.

           Additionally, an annual industry study conducted by Kovach & Associates, a leading consulting firm, confirms the market opportunity for handwash products in the professional heath care market with total dollars just over $408 million. Four key segments accounting for the majority of sales includes:

              Segment                  % Total dollars
   ----------------------------        ---------------

   Hospital/Nursing                            30.6%

   Nursing homes                               24.5%

   Hospital operating rooms                    12.2%

   Hospital housekeeping                       22.9%

   TOTAL                                       90.2%

   Foodhandling

           Foodborne illness kills over 10,000 people each year. Over 70% of all outbreaks originate in foodservice operations and, as many as 40% are the result of poor handwashing and cross-contamination. Each year over 80 million estimated cases of food poisoning occur in the United States alone. The U.S. spends between $7.6 and $23 billion annually on health care and lost productivity resulting from foodborne illness. The average incident costs for a foodservice company is over $75,000 and results in significant future sales losses. (Source: FDA)

           The hands are particularly important in transmitting foodborne pathogens. Food employees with dirty hands and/or fingernails may contaminate the food being prepared.
   According to the U. S. Food and Drug Administration's 1999 Food Code, employee handwashing is a Critical Control Point under food safety plan and prevention guidelines. Therefore, the FDA recommends that any activity which may contaminate the hands must be followed by thorough handwashing in accordance with the procedures outlined in the Code.

           The foodhandling category has a similar distribution chain with specialized distribution companies like Sysco, Monarch, Alliant, etc., providing consumable goods and supplies to food service companies and restaurants. Dine-in restaurants (29%), fast food restaurants (28%) and food service companies (14%) account for 71% of the annual hand washing in the foodhandling arena. Sources confirm a market opportunity for handwash products in the foodhandling market with total dollars just over $168 million.

   Other Major Market Segments

           There is additional market potential for the Company's products with government, education institutions, e-commerce, retail and select niche industries and sectors. For instance, education institutions alone represent a $950 million market. First Scientific also believes that international markets could provide excellent marketing opportunities for its products because their demands parallel those of domestic markets.

   Target End User Markets

           Reflecting the constraints of limited resources and the need for focused sales efforts, First Scientific will proceed to generate sales revenue by focusing its marketing/sales strategy toward the following end user markets, both domestically and in select international markets:

   Antimicrobial Formula:

           Professional Health Care: material management and purchasing personnel at hospitals, nursing homes/long-term care facilities, medical clinic personnel, lab technicians, infection control practitioners, nurses -all types, homecare agency personnel, physicians, dentists, dermatologists

           Food Preparation & Handling: food processing plant personnel, restaurant workers, hospitality businesses and their personnel, central commissary, school cafeteria personnel and other institutions, service providers and their patrons

           e-commerce: On-line consumers

           Education Institutions: Public and private

           Governments: Local, state and Federal

           Select Niche Industries: money-handlers, students/faculty/administrators, custodians, daycare, cosmetologists, law enforcement and correctional facility personnel, EMTs

   Skin Protection Formula:

           Professional Health Care: material management and purchasing personnel at hospitals, nursing homes/long-term care facilities and homecare agency personnel

           e-commerce: On-line consumers

   Marketing and Sales

           First Scientific develops and markets break-through, proprietary antimicrobial healing and skin protecting products that advance healthy living. The Company's innovative products are proven effective by independent laboratory testing and end consumer analysis.

   Marketing Plan

           First Scientific has developed a comprehensive two-pronged marketing plan to address its primary private label and distribution sales targets and secondary audiences. The plan outlines strategies and tactics for establishing corporate and product awareness and generating sales. Marketing campaigns during fiscal year 2000 are directed toward establishing and building a superior market position for First Scientific with the emphasis on the company's break-through antimicrobial formulation. As new products are developed, strategic marketing plans will be developed for them to provide fast and effective market penetration.

           In support of its marketing plan, the Company has engaged outside consultants, including: Kinara Advertising, Forthgear Design, Scribe Public Relations and Marketing, and Kovach & Associates Inc., a nationally-recognized, St. Louis-based health care consulting firm.

   Sales Approach

           First Scientific anticipates that near-term revenue growth will result from private-label agreements within the professional health care industry. This approach provides quick market penetration with lower capital requirements. Due to the large cash investment required to launch, penetrate and sustain branded products, the Company is aligning with market leaders that already have an established sales force, distribution and customer base. For this reason, private labeling is a compelling business sales tactic for the Company. Moreover, the Company can offer proprietary products to a number of customers by altering botanical and/or fragrance formulations while maintaining required FDA protocols.

           Additionally, as opportunities arise, the Company simultaneously intends to promote its Fresh Cleanse brand, which it intends to sell into several of the identified user groups. The Company plans to carefully qualify its distribution relationships, choosing those with an established market presence. The Company also plans to pursue distribution agreements in the professional health care, foodhandling, hospitality, government, education institutions, retail, select niche markets, as well as service e-commerce sales.

           In support of this plan, First Scientific is assembling a sales team that will be organized in alignment with the end consumer markets as outlined above. The sales team will concentrate its efforts on securing significant market share in its target markets.

   Pricing / Margin Strategy

           Premium pricing can be realized only where/when First Scientific has a significant product performance advantage while being mindful of competitive pricing realities. First Scientific's objective, across all categories, is to base price for value delivered to achieve weighted margins that meet or exceed industry standards.

   Competition

           First Scientific's competitors are those companies already providing antimicrobial and antibacterial products, and the promise of a bacteria-free environment, to the professional health care, foodhandling and other workplace/consumer environments. First Scientific's speed to market and demonstrated capability of designing unique products to address market opportunities and customer needs provides the competitive edge to compete against larger, entrenched competitors. However, the Company's competitors are mostly large, well established marketers that have recognized brands and customer bases that pose a significant barrier to financial statement sales/marketing plans.

           The Company has not been able to identify a competitor that provides a single product that simultaneously eliminates bacteria, improves skin condition and is effective for hours after use. Additionally, independent testing reveals that competitive products incorporating skin irritating active ingredients, such as alcohol, PCMX, CHG, Triclosan and iodine, cause skin degradation. This product landscape provides First Scientific with a critical competitive advantage. Management believes the Company is well positioned to deliver products that specifically address problems associated with degradation of the skin caused by the irritating aspects of competitors' products, while also improving the skin's overall condition and providing antimicrobial persistence at higher levels.

   Summary of Business

           The Company is considered a development stage company for financial reporting purposes and, since inception, has incurred losses from operations. As of December 31, 1999, the Company has had cumulative net losses since inception totaling $6,231,062, with $4,084,532 of this total attributable to research and development expense. The Company is primarily engaged in the development of scientific chemical formulations and is currently marketing its products to private label companies that are major distributors in the over-the-counter, medical, health care and multi-level arenas, with nominal sales being made by a small distributor of First Scientific's branded products. Future development of Company's own brands, especially in medical markets, will be pursued on a case-by-case basis as profitable opportunities arise. The Company has developed unique formulations; two are moisturizing antimicrobial sanitizing formulations that remove 99.69% to 99.99% of bacteria from the skin without the harsh effects of alcohol or iodine (these products can be delivered in wipes, spray, lotion and lotion-soap forms) and the third, a topical rash prevention and treatment formulation that cleanses and moisturizes the skin for treatment against skin rashes caused by incontinence and other irritations (in wipe form).

           Management believes the worldwide potential market for such products has grown significantly in recent years and could continue growing at an aggressive rate. Regarding the Company's antimicrobial formulation, this growth is due to the increase in bacteria related disease, sickness and death from methicillin-resistant and other bacteria, the demands of government and health care agencies/providers to create healthier treatment environment and the insistence of the public in general for healthier living and working conditions. Potential market for the Company's diaper and other rash formulation could result from growth of the incontinent geriatric population, as baby boomers grow older, and the product's application for the infant market. The Company also markets a fourth complimentary product; an antimicrobial hard-surface cleaner that is E.P.A. registered for use.

           Management believes the potential markets for its products will continue to expand and that the Company's potential for becoming a significant participant in such markets is a reasonable expectation; however, the Company has not generated significant sales during its history. The approximate $2,000,000 funding First Scientific received in the third quarter of 1998 provided a strong base for expanded and focused marketing and sales efforts. These efforts are backed up by additional management and staff, new executive offices, the upgrading of existing research and development, mixing and storage facilities and expanded testing accommodations. The Company has raised $1,475,000 under a private placement equity offering during 2000, has a subscription agreement for $2,000,000, and is continuing to seek additional equity capital under similar arrangements. Funds raised through these private placements are planned to be used to expand the Company's sales and marketing efforts (see Description of Property section below), to build out a state-of-the-art research and development laboratory (see Description of Property section below), to provide manufacturing capacity, to acquire distribution and complimentary products and to provide sufficient capital to bring First Scientific to a positive working capital position. The Company maintains its own internet web page, which can be found at 'www.firstscientific.com.'

   ITEM 2.  DESCRIPTION OF PROPERTY

           The Company currently occupies space at two locations. The Company's executive offices are located at 1877 West 2800
   South, Suite 200, Ogden, Utah 84401. This location is presently comprised of 2,012 square feet of office space on the second level of a three-year-old office warehouse building in the Ogden Industrial Park. Executive, administration, finance, operations and sales/marketing are housed in this facility. The second facility is located at 2711 Midland Drive, Ogden, Utah 84401 (approximately one-half mile from the executive offices). As of December 31, 1999 research and development, stability testing, warehousing and records storage are performed at this FDA compliant facility, which consists of 2,200 square feet in a small office warehouse complex. The Company also has a written agreement for the use of laboratory and testing facilities at Weber State University in Ogden, Utah and is in the process of leasing its own dedicated space at the university for expanded operations. During the first quarter of 2000, the Company entered into a lease agreement for an additional 3,000 square feet located adjacent (same floor to the west) to its executive offices which will be used for sales, marketing, communications and an employee lunch/break area and 2,000 square feet immediately south (same floor to the south) of its executive offices that will be occupied by a state-of-the-art research, product development and testing lab.

   ITEM 3.  LEGAL PROCEEDINGS

           On January 5, 1999 the Company was advised of a claim against it allegedly arising out of an Agreement in Principle made in 1991 (the "1991 Agreement") by Linco Industries, Inc. ("Linco", now known as First Scientific Corporation, is a wholly owned subsidiary of the Company, first Scientific, Inc.). The 1991 Agreement purported to promise shares of Linco common stock to an individual (the "Claimant") if certain conditions were met by the Claimant in representing Linco to potential customers. The Company has not made any settlement offer in an attempt to resolve the matter. Management maintains that the 1991 Agreement is no longer valid because the conditions in the 1991 Agreement were not met in a reasonable time and because of the failure of other material terms.

           Additionally, an indemnification agreement in favor of the Company by the former founding Linco shareholders requires the latter to satisfy any obligations which Linco may have incurred prior to the reorganization. Consequently, the Company would require that any eventual settlement or award resulting from the 1991 Agreement be satisfied entirely by the founding shareholders of Linco. The Linco founders have assured the Company that they will defend this matter in the event any legal proceedings should be filed against the Company. In response to the Claimant's demands, the Linco founders filed an action in the District Court of Weber County, State of Utah (Civil Case No. 99090484) including First Scientific, Inc., First Scientific Corporation and Linco Industries, Inc., as co-Plaintiffs, for declaratory judgement that the Claimant (the Defendant in said action) has no entitlement against any of the Plaintiffs, including the Company. The Claimant was served and responded by filing with the court for a change of venue from Weber County, Utah to Utah County, Utah, which the court granted.

           On December 3, 1999, the Claimant answered the complaint and filed a counterclaim against the Company and other plaintiffs claiming he had "fully performed" under the 199 Agreement. The declaratory judgment action is now in the discovery phase, and has not yet been adjudicated. To the knowledge of the Company, as of December 31, 1999, no subsequent legal or court action has been taken by the Claimant.

                                 PART II

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

   Securities of the Company

           The reorganization of the Company completed in 1998 left the Company with 20,169,770 shares of common stock outstanding as of December 31, 1998, and 20,219,770 common shares outstanding at December 31, 1999. The Company also has 1,000,000 preferred shares authorized with no shares issued. There is currently no public market for any of the Company's common shares.

           There are approximately 288 shareholders of record of the Company's common stock as of December 31, 1999.

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


   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND                     RESULTS OF OPERATIONS

   Selected Financial Data

           The following selected financial data of the Company as of December 31,1999 and 1998 and cumulative from April 30, 1990 (date of inception) through December 31, 1999, are derived from, and are qualified by reference to, the financial statements of the Company, included elsewhere in this Form 10-KSB. The information set forth below should be read in conjunction with Management's Discussion and Analysis.





   Revenue                            $   553,631   $    83,149   $   789,627

   Net Loss                            (1,468,317)   (4,280,512)   (6,231,062)

   Basic and Diluted Loss per share         (0.07)        (0.33)        (0.55)

   Weighted Average Shares
      Outstanding                      20,182,373    12,800,937     1,332,280

   Cash Dividends Declared per
      Common Share                              -             -             -

   Summary Consolidated Balance
      Sheet Data

   Working Capital                    $   297,039   $ 1,348,846

   Total Assets                           696,869     1,788,818

   Stockholder's Equity                   500,220     1,595,208

   Accumulated Deficit                  6,231,062     4,762,745




   Management's Discussion and Analysis and Plan of Operation

   General

                This discussion should be read in conjunction with the annual financial statements included elsewhere in this document ("the accompanying financial statements"). Whenever in this discussion the term "First Scientific" or "Company" is used, it should be understood to refer to First Scientific, Inc. and its wholly owned subsidiary on a consolidated basis, except where the context clearly indicates otherwise.

                The following Management's Discussion and
   Analysis of Financial Condition and Plan of Operation contains forward-looking statements which involve risks and uncertainty. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. The Company is a development stage company engaged in the research, development and commercialization of unique formulations for sale in the professional health care, food handling, hospitality, government, education, e-commerce, retail, network marketing and other niche markets. Linco Industries, Inc.,("Linco") was reorganized into First Scientific, Inc. during September 1998. The first of the Company's patent-pending formulations is a moisturizing antimicrobial formula that combines skin-softening emollients and botanicals proven to soothe and condition while eliminating 99.99% of pathogens. This formulation can be packaged as an antimicrobial handwash, antimicrobial lotion, antibacterial spray and antibacterial towelettes. The second formulation is a skin protection formula that brings together Dimethicone with skin-conditioning emollients and botanical oils to create a solution for the treatment and prevention of rashes. This product, in towelette form, is used for the treatment and prevention of skin rashes caused by infant and adult incontinence. The Company currently supplies the skin protection formula to a third-party manufacturer, which produces a waterless, patient-bathing product for ConvaTec, a division of Bristol-Myers Squibb Company.

   Plan of Operation

                First Scientific is a development stage company which, since inception, has incurred losses from operations. As of December 31, 1999, the cumulative net losses of First Scientific since inception total $6,231,062 of which $3,766,440 is attributable to a non-recurring charge for acquired research and development, as described in Note 3 to the accompanying financial statements. First Scientific is engaged primarily in the development and marketing of chemical formulations that management feels will have worldwide sales opportunities. As of December 31, 1999, First Scientific has had minimal sales from its products and testing services, but is in the process expanding the marketing of its products through private label relationships with companies that are major distributors in the medical, healthcare, over-the-counter, and multi-level arenas, both domestically and internationally. Marketing materials have been produced to assist with a formal product launch of its antimicrobial formulation that took place during the third quarter of 1999. Development of First Scientific's own brands will be handled mostly through regional distributors, especially in medical markets, and will be pursued on a case-by-case basis as profitable opportunities are identified and evaluated. The Company anticipates meeting its contractual obligations with ConvaTec which should produce increasing revenue in the future. Subsequent to year end 1999, in January of 2000, First Scientific signed a private label distribution agreement with PureSoft Solutions, LLC, a leading New Hampshire-based manufacturer and supplier of hard surface disinfectants and skin care products. PureSoft plans to market the Company's antimicrobial handwash and other products under the PureSoft product label to specialty niche markets already serviced by PureSoft and to long-term care, professional health care and other professional markets.

                ConvaTec has engaged First Scientific, on a fee for service basis, to perform testing procedures that fulfill FDA compliance requirements relating to product sales to this customer. ConvaTec has reported favorable results regarding First Scientific's testing procedures and operating protocols.
     The prospects for ongoing testing work with this customer appears likely. This relationship has allowed First Scientific to gain experience and to develop standard operating procedures that satisfy, not only this customer's needs, but that should withstand the most critical evaluations and requirements of future customers, and therefore, may provide new revenue opportunities.

                First Scientific currently outsources
   manufacturing of its products. The Company has developed relationships with three manufacturers, and is in the process of qualifying another, who have U.S. Food and Drug Administration ("F.D.A.") compliant facilities and experience in manufacturing in accordance with F.D.A. requirements and Good Manufacturing Practices ("GMP") standards. These companies are generally in the business of manufacturing for various customers who require F.D.A. compliant facilities for their products. First Scientific is able to produce a concentrate of its antimicrobial formulation at its own facility under F.D.A. protocols; however, in most cases, the Company's outsourced manufacturers will produce the Company's formulations and package products according to pre-defined specifications. First Scientific filed for patent protection with the U. S. Patent Office for its antimicrobial formulation during the third quarter of 1999. First Scientific uses this same outsourced manufacturing procedure in the production of its dimethicone-based rash prevention and treatment formulation and product because currently First Scientific cannot economically mix concentrate itself for this product. First Scientific has also filed a patent for this formulation with the U. S. Patent Office. Strict confidentiality agreements are in place with the Company's outsourced manufacturers to further protect its product formulations.

                For the foreseeable future, the Company plans to outsource its manufacturing and has discontinued the pursuit of its own production facility. It is anticipated that new and existing outsourced manufacturing relationships will become more cost effective as increased business is run through these facilities.

                The cash requirements of First Scientific through the end of first quarter 2000 will vary based upon a number of factors including, but not limited to, continuing research and development levels, increased market development, facilities enhancement and/or acquisitions, additional personnel, travel and other expenses related to projected growth. With the new business First Scientific is now actively pursuing, management believes existing cash, cash equivalents and cash generated from anticipated sales will be sufficient to meet obligations over the next 30-60 days. First Scientific will need additional equity funding to meet its working capital and expansion needs until projected positive cash flow is reached in the third quarter of 2000. In order to meet these projected cash needs, a Regulation D 506 Private Placement Memorandum was initiated by the Company in the fourth quarter on 1999. As of the date of this filing, $1,475,000 cash has been received under the private placement, and an additional $2,000,000 has been subscribed for. Even though management believes that funding sufficient to meet its operating needs will be raised in a timely manner, there is no assurance that all of such funding will be raised.

   Employees and Consultants

                As of December 31, 1999, the Company had 11
   full-time employees in management, administrative, and technical positions. This number does not include contract distributors who are independent contractors rather than First Scientific employees. The Company also utilize several consultants and advisors. As First Scientific continues to grow, additional personnel will need to be added to enable the Company to meet its projected growth. Subsequent to year end 1999, the Company has hired a vice-president of logistics, three sales managers to handle specific markets, a chemist and a part-time database specialist. Management anticipates hiring additional sales /marketing and lab personnel, one finance specialist and an executive assistant during year 2000. There can be no assurance that First Scientific will be
   successful in recruiting or retaining key personnel.   None of
   our employees is a member of a labor union and we have never experienced any business interruption as a result of any labor disputes.

   Management's Discussion and Analysis of Financial Condition and Results of Operations

   Financial Position

                First Scientific had $207,934 in cash as of
   December 31, 1999. This represents a decrease of $1,078,365 from December 31, 1998. Working capital, as of December 31,1999, decreased to $297,039 compared to working capital of $1,348,846 at December 31, 1998.
   Results of Operations

   Results of Operations

                During the 12 months ended December 31, 1999, the Company had total operating revenues of $553,631, comprised primarily of product testing, raw materials sales and a licensing fee from a major customer, compared with total operating revenues of $83,149 for 1998, comprised primarily of product sales. Cumulative operating revenue from inception (April 30, 1990) through December 31, 1999 totaled $789,627. Gross profits for 1999 and 1998 were $405,408 and $28,152 respectively. As of December 31, 1999, the cumulative net losses of First Scientific since inception total $6,231,062 of which $3,766,440 is attributable to a non-recurring charge for acquired research and development.

                Prior to December 1998, Company revenues were generated from sporadic sales of a Linseed oil based soap product and a rash prevention product created for a distributor who sells this product under private labels to an over-the-counter customer. First Scientific decided to discontinue the sale of these products and to concentrate on marketing of its antimicrobial and rash treatment/prevention products.

                On August 12, 1999, First Scientific signed a supply agreement with ConvaTec, a division of Bristol-Myers Squibb Company. The agreement provides for First Scientific to provide raw materials to a third party manufacturer who will deliver the finished product to ConvaTec. The contract also provides for a license fee to be paid to First Scientific and for First Scientific to provide testing services for contracted on a fee-for-service basis. Revenues under this contract were $305,358 for the year ended December 31, 1999.

                During the third and forth quarters of 1999, the Company began initial negotiations, including the exchange of non-disclosure agreements, with several professional health care market share leaders concerning its professional health care handwash. These negotiation are continuing as of the filing of this document and are expected to finalize with signed contracts during the second quarter of 2000.

                First Scientific's regional distribution agreement with WelMed, Inc., produced minimal revenues during the year ended December 31, 1999. Initial warehousing inventory shipped to WelMed during the fourth quarter of 1999. This agreement covers several western states. WelMed has a non-exclusive distribution rights to First Scientific's products in these states and exclusive rights to First Scientific's Fresh Cleanse(R) branded products to hospitals, nursing homes, medical clinics and doctors offices in this territory.

            Should anticipated sales from the Company's existing agreement with ConvaTec or from other negotiations now taking place or other potential sales opportunities which First Scientific anticipates materializing, not come to fruition, the ability of First Scientific to sustain operations beyond the first quarter of 2000 wold be seriously impacted. To mitigate such circumstances and to provide working capital to hire needed personnel, to lease additional space and to outfit a research/testing lab, the Company has received cash proceeds of $1,475,000 and subscriptions for an additional $2,000,000 under a private placement offering.

                Private label agreements, such as those discussed above, create certain risks for First Scientific. These risks include (i) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if First Scientific's products are marketed under other parties' labels, goodwill associated with use of the products generally inures to the benefit of the other parties rather than First Scientific; (iii) First Scientific may have only limited protection from changes in manufacturing costs and raw material costs; and (iv) if First Scientific continues to rely on other parties for all or substantially all of its sales, First Scientific may be limited in its ability to negotiate with such other parties upon eventual renewals of their agreements. It is the belief of management that these risks are mitigated by initial market demands, the apparent uniqueness of the Company's formulations, large existing and expanding markets for its products and the caliber of customers with whom First Scientific is currently negotiating.
    However, First Scientific recognizes that, in the short run, it will be dependent on a few large customers where the bulk of its sales are envisioned to be generated. Until a broader base of customers has been established, the loss of one such customer could have a serious material adverse impact on the operating viability of First Scientific.

                First Scientific uses as many as 20 specific chemical and botanical ingredients to formulate each of its products. In most cases, supplies of ingredients for First Scientific's formulations continue to remain readily available from multiple sources. First Scientific continues to maintain very good relationships with its suppliers and does not anticipate problems that would cause significant interruption, delay or availability of any ingredients.

                General and administrative expenses were
   $1,666,555 for the twelve months ended December 31, 1999, compared with $550,449 for the comparable period from the prior year. Cumulative general and administrative expenses from inception through December 31, 1999 were $2,503,887. The increase in expenditures between the 1999 and 1998 periods was due to the continued transition of First Scientific from a one-man product development entity, with minimal sales, to an increased operational staff capable of administrating anticipated growth. Executive office space into which First Scientific moved during 1998 is being augmented as the finance, sales/marketing and research and development functions increase to match anticipated growth.

                Research and development expenses were $94,982 for the 12 months ended December 31, 1999 compared to $47,368 after acquired purchased technology in the amount of $3,766,440 is eliminated from the prior year ended December 31, 1998. The increase in expenditures between the 1999 and net amounts for the 1998 periods resulted from the continued refinement of First Scientific's formulations and the development of new product variations to meet customer requests. Management anticipates an increase in research and development expenses for future periods, as First Scientific expands its research capabilities and product offerings.

   Liquidity and Capital Resources

                Prior to the Merger on September 15, 1998, the Company had financed its operations principally through founder loans, small private placements of equity securities and sporadic product sales. On September 15, 1998 an additional private placement of approximately $2,000,000 was received by the company in cash and marketable equity securities. During the year ended December 31, 1999, sales, testing fees and a licensing fee constituted the source of the majority of funds from the operations of First Scientific. The Company used net cash in operating activities of $996,074 during the twelve months ended December 31, 1999 and $1,620,629 since inception, while $284,987 was used in 1998. Investing activities used $75,154 net cash during the twelve months ended December 31, 1999, primarily for the purchase of equipment, while $215,907 was provided in 1998, primarily from the sale of marketable securities, and a net of $140,032 cumulatively was provided since inception. The mentioned securities were received in exchange for common stock. A portion of these securities were sold immediately upon their receipt while the Company retained as an investment marketable securities valued at $94,811 at December 31, 1999. As of December 31, 1999, the First Scientific's liabilities totaled $196,649 compared to $193,610 at December 31,1998. The Company had working capital as of December 31, 1999 of $297,039 compared to $1,348,846 on December 31,1998.

                    The Company's working capital and other
       capital requirements for the foreseeable future will vary based upon a number of factors, including expenditures related to continuing research and development, FDA testing requirements, market development, facilities enhancement, control of manufacturing, additional personnel, travel and other costs related to projected growth. Management is presently projecting average monthly cash requirements of approximately $371,000 for the next 12 months, however, since the Company lacks experience at its projected level of activity, this number could change substantially. Management further projects that cash on hand, together with funds generated from sales the Company is now in the process of negotiating, together with the proceeds from the aforementioned private placement offering, will be sufficient to meet projected operating requirements during year 2000. Should sales not materialize as anticipated, the Company would need revenue from sales to customers that have not yet been identified to meet its projected operating needs over the next twelve months. There is no assurance that any sales, presently or yet to be identified, will come to fruition or that any debt or equity funding will be available to the Company, or if available, at terms favorable to the Company.

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

            Name                   Age              Position
       ----------------            ---      ----------------------

       Randall L. Hales             32     President, CEO,
       Director
       Gordon M. Davis              55     CFO, VP
       Administration, Secretary
       Reed J. Tanner               45     VP Operations
       Jerral R. Pulley             65     Chairman, Board of Directors
       Doug R. Warren               66     Director, Vice Chairman of the Board
       Edward B. Walker Ph.D.       46     Director
       Peter J. Sundwall Jr., M.D.  3      Director
       Darrell J. Saunders, D.D.S.  5      Director
       Gary L. Crittenden           46     Director
       Dan C. Jorgensen             61     Director

       The directors are elected for one-year terms, which expire at the next annual meeting of shareholders. Executive Officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

       Randall L. Hales - President, CEO, Director
       -------------------------------------------
               Randall L. Hales received his bachelor's degree from the school of engineering at Brigham Young University. He began his career working at David Weekley homes in 1990, and before leaving in 1995 was general manager of operations. Mr. Hales joined Daltile International in March of 1995 and served as managing director of its $300 million glazed wall tile division in Dallas, Texas. In 1999, Mr. Hales began employment with First Scientific as VP of Sales and Marketing and became CEO and president in November of 1999. Throughout his career, he has been responsible for company operations, manufacturing, sales, marketing and general management.

       Gordon M. Davis - CFO, VP Administration, Corporate
       Secretary
       ---------------------------------------------------
               Gordon M. Davis obtained a Bachelor of Science degree in business management from the University of Utah and has spent his career in banking, finance, management, and consulting. Over the past five years, Mr. Davis was president of Satellite Image Systems, Salt Lake City, Utah in 1992 and 1993 and President of EE Multimedia, Inc., Salt Lake City, Utah in 1995. During 1996 Mr. Davis was part owner of a solarium company in Salt Lake City, Utah. During 1997 and 1998, he was a consultant to a real estate development project in South America and served as a management and financial consultant to other early stage development ventures, including First Scientific, which hired him as a full-time employee in August, 1998.

       Reed J. Tanner - VP Operations
       ------------------------------
               Reed J. Tanner was formerly a career U.S. Air Force non-commissioned officer. He served as supervisor of U.S. Air Force Ammunition Control Point, responsible for inventory, location, and logistical support of Air Force non-nuclear munitions stockpile. Mr. Tanner was employed from June 1996 to September 1996 by BDM Corporation, identifying ozone-depleting chemicals in Air Force maintenance manuals as specified by EPA. He also has experience as a subject matter expert for technical writing of U.S. Air Force munitions technical manuals for Sverdrup Technology, ASG where he was employed during 1997 and 1998. He joined First Scientific in May1998.

       Jerral R. Pulley - Chairman, Board of Directors
       -----------------------------------------------
               Jerral R. Pulley is an experienced executive skilled at providing strategic direction, innovative marketing solutions and creating new streams of business revenue. Since 1997, Mr. Pulley has been a partner in the consulting firm, The Client Synergy Group, and immediately prior to that while in Boston, he served as senior vice president and general manager of S.C. Publishing, and as CEO of Polymerics, a leading art/craft company with $90 million in revenue. Mr. Pulley's background includes serving in senior executive roles at several prominent corporations including: Binnery & Smith (Crayola), as VP Corporate Development; Ryder, as senior VP Strategic Planning/Corporate Development; Bordon, Group VP (Consumer Products Division); Life Savers, EVP; Pepsico, VP Marketing Planning. Mr. Pulley also spent 12 years at Procter & Gamble where his last assignment was starting up a Toilet Goods Division in the United Kingdom. Mr. Pulley has served on several boards of directors and presently is a director of Sundog Technologies, Inc., a software provider in Salt Lake City; UB Networks, a high-speed access provider in Newport Beach, Calif.; and also served as vice chairman of the Henry's Fork Foundation, a non-profit organization concerned with proper watershed stewardship. Mr. Pulley holds a bachelor's degree from the University of Utah and an MBA from UCLA.

       Douglas R. Warren - Director, Vice Chairman of the Board
       --------------------------------------------------------
               Douglas R. Warren, was the president of First Scientific since its acquisition of Linco Industries, Inc in 1998. He served as president of Linco since its founding in 1990 and directed all aspects of operations including manufacturing, distribution and sales. Prior to the acquisition of Linco by the Company, Mr. Warren developed several important business relationships with suppliers and potential customers. Mr. Warren was also the founder and owner of Warren's Restaurants, Ogden, Utah and a principal in the development of the Park Meadows golf course and condominium development, Park City, Utah.

       Dr. Edward B. Walker - Director
       -------------------------------
               Dr. Edward B. Walker graduated from Weber State University and obtained his doctorate degree in chemistry from Texas Tech University. After completing a post-doctoral fellowship in the Stanford University Department of Biochemical Pharmacology, Dr. Walker returned to Weber State University in 1981, where he is currently a professor of chemistry and director of the Utah Center of Excellence for Chemical Technology. Dr. Walker's basic research interests over the years have focused on the biochemistry of natural products and their effects on living systems. In addition, he spends a significant portion of his time in applied research, helping Utah inventors and corporations develop new and enhanced products, refine their quality assurance programs, and improve manufacturing methods. Dr. Walker has been issued various U.S. and foreign patents for his inventions, ranging from novel drugs derived from plants to flow cells used in spectrophotometers. Dr. Walker has received the Utah Governor's Medal for Science and Technology, Weber State University's Master Teacher Award, and is a Cortez Professor in the Honors Program at WSU. He has authored many scientific publications and two university-level chemistry textbooks. Dr. Walker is also director of research and development for First Scientific.

       Dr. Peter V. Sundwall, Jr. - Director
       -------------------------------------
               Dr. Peter V. Sundwall, Jr., graduated cum laude from the University of Utah with a degree in Psychology. He went on to earn a master's degree in Educational Psychology from the University of Utah. Dr. Sundwall received his Doctor of Medicine degree from the University of Utah Medical School where he graduated with honors in Family Medicine and received the Golden Cane award for excellence in patient care. Dr. Sundwal1 completed his Family Practice Residency at St. Peters Hospital in O1ympia, Washington. In June of 1997, Dr. Sundwall started practicing family medicine at Intermountain Health Care in Highland, Utah. He is currently an associate physician with the American Fork Clinic, American Fork, Utah.


       Dr. Darrell J. Saunders - Director
       ----------------------------------
               Dr. Darrell  J. Saunders graduated from the
       University of Nebraska with a D.D.S. degree in 1961. Dr. Saunders has practiced dentistry in Ogden, Utah since the 1960s. He served on the Ogden City Council for 18 years, serving one term as assistant mayor and another as chairman of the City Council. Dr. Saunders also was on the Board of Directors for the Utah League of Cities and Towns and was a member and Chairman of the Board for the Central Weber Sewer District. He was recently appointed by the mayor of Ogden to serve on the Sesquicentennial Advisory Committee to help plan the activities for Ogden's sesquicentennial celebration in 2001.

       Gary L. Crittenden - Director
       -----------------------------
               Gary L. Crittenden joined Monsanto Chemical
       Company in 1999 as senior vice president and CFO. Previously, Mr. Crittenden was executive vice president and chief financial officer of Sears Roebuck and Company from 1996 through 1998. Prior to joining Sears, he was senior vice president and chief financial officer at Melville Corporation, Rye, New York from 1994. Mr. Crittenden has also served as a consultant to Bain & Company in Boston, where he also held senior management and marketing positions. Mr. Crittenden serves on the board of directors for Ryerson-Tull and Wilson's, The Leather Expert. Mr. Crittenden earned a bachelor's degree from Brigham Young University and an MBA degree from Harvard University.

       Dan C. Jorgensen - Director
       ---------------------------
               Former Citicorp senior executive Dan C.
       Jorgensen has been president of Jorgensen and Associates since 1994, which is involved with energy, financial services and investment projects in developing countries and Russia. In addition to founding Citicorp Insurance USA and Citicorp Insurance Bermuda, Mr. Jorgensen has also served as senior vice president Special Finances Division at AIG. Mr. Jorgensen serves on several boards including: Institute for Professional Medical Education, Calif.; Conseco Bank, Utah; Utah Symphony, Utah; Snow College Foundation, Utah; and Foundation Jean Monnet pour l' Europe, Lausanne, Switzerland. Mr. Jorgensen holds a bachelor's degree from Brigham Young University and an MBA degree from Harvard University.

       ITEM 10.  EXECUTIVE COMPENSATION

               Summary Compensation Table. The following table sets forth, for the three fiscal years ended December 31, 1999, the compensation paid to the Company's Chief Executive Officer and all other officers and directors (collectively, the "Named Executive Officers") at December 31, 1999 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 1999.

                                                                   Long-term
                                       Annual Compensation        Compensation
                                   ---------------------------    ------------
                                                         Other
                                                        Annual     Securities
      Name and                                         Compensa-   Underlying
 Principal Position         Year    Salary     Bonus     tion       Options
---------------------     -------  --------   -------  ---------   ----------
Douglas R. Warren           1999   $ 81,327   $    -   $  10,000      100,000
 President, CEO (1)         1998     29,298        -           -      120,000
                            1997          -        -           -            -

Randall L. Hales            1999   $ 58,650   $    -   $       -      500,000
 President, CEO             1998          -        -           -            -
                            1997          -        -           -            -


Jerral R. Pulley            1999   $      -    $   -   $  95,000            -
 Chairman of the            1998          -        -      50,000    1,000,000
 Board                      1997          -        -           -            -

           (1) Mr. Warren resigned as President, CEO of First
       Scientific on November 17, 1999

       Options Grants in the Last Fiscal Year

       The following table sets forth the options granted to named executive officers in the last fiscal year.



       Position            Granted     Granted    Year      Price          Date
 ---------------------   -----------  ---------- --------  -------    ---------------

 Douglas R. Warren         8/25/99      100,000      11%     $ 0.7    September 2004-
                                                                      September 2006

 Randall L. Hales         08/15/99      250,000      28%     $0.75    May  2005-
                                                                      May  2007
                          11/22/99      250,000      28%     $1.25    November 2004-
                                                                      November 2006


           (1) Mr. Warren resigned as President, CEO of First Scientific on November 17, 1999


 Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

               The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 1999, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 1999


                                             Underlying unexercised        Value of unexercised
                                                   Options at            Inn-the-money options at
                       Acquired On  Value     December 31, 1999 (#)         December 31, 1999 ($)
                         Exercise  Realized  -------------------------   ---------------------------
         Name               (#)      ($)     Exercisable Unexercisable   Exercisable   Unexercisable
 ---------------------   --------  ------    ----------- -------------   -----------   -------------
 Douglas R. Warren (1)     None     N/A       148,000      72,000         148,000          72,000
 Randall L. Hales          None     N/A       100,000     400,000          50,000         325,000
 Jerral R. Pulley          None     N/A       400,000     600,000         400,000         600,000


(1)  Mr. Warren resigned as President, CEO of First Scientific on
     November 17, 1999

       ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
       OWNERS AND MANAGEMENT

               The following table lists the number of shares of Common Stock beneficially owned as of December 31, 1999, by each person known by the Company to be the beneficial owner of more the five percent (5%) of the Common Stock, by each director of the Company, by the Chief Executive Officer, and by all officers and directors of the Company as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated.

                                                    Percentage
                                      Number of       of Class
       Names of Beneficial Owners        Shares    Outstanding
       --------------------------  ------------    -----------
       Edward B. Walker               5,434,170          25.5%

       Darrell J. Saunders            2,191,450          10.3%

       Douglas R. Warren (1)          2,086,118           9.8%

       Charles L. Crittenden          1,991,452           9.4%

       Jerry Pulley (2)                 500,000           2.4%

       Peter Sundwall (3)                50,000            .2%

       Randall L. Hales (4)             100,000            .5%

       Dan C Jorgensen (5)               14,000            .1%

       Gary Crittenden (6)               14,000            .1%

       All officers and directors
         as a group (11 persons) (7) 10,617,738          49.9%

               The percentages set forth above have been computed based on 21,273,770 shares, which is the number of shares of the Common Stock outstanding and exercisable options held by officers and directors outstanding as of December 31, 1999.

       (1) Includes 148,000 shares issuable upon presently exercisable options


(PAGE)
                                   -19-

       (2) Includes 500,000 share issuable upon presently exercisable options and options which become exercisable in the next 60 days.

       (3) Includes 50,000 shares issuable upon presently exercisable options.

       (4) Includes 100,000 shares issuable upon presently exercisable options.

       (5) Includes 14,000 shares issuable upon presently exercisable options.

       (6) Includes 14,000 shares issuable upon presently exercisable options.

       (7) Includes 1,054,000 shares issuable upon presently exercisable options and options which become exercisable in the next 60 days.


       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               One-year renewable agreements were entered into with two directors of the Company, one for $10,000 per month, effective August 1, 1998 for marketing and sales consulting, and one for $7,000 per month, effective October 1, 1998, for consulting on product research, development and testing. The $10,000 agreement has been reduced to $7,500 per month commencing August 1, 2000 and the $7,000 agreement has been increased to $8,000 per month beginning October 1, 1999.

               During November 1999, the company advanced
       $7,000 cash to an officer and shareholder in exchange for a note with an interest rate of 9.5% per annum. the loan is to be reduced from 33% of any bonuses paid to the officer.


                            PART IV

        EXHIBITS AND REPORTS

       ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)Exhibits

               The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

       Exhibit #         Description

       2.1 Agreement and Plan of Reorganization, dated August 10, 1998, between the Registrant, Linco, Linco Acquisition Corp. and Edward Walker*
       3.1     Articles of Incorporation **
       3.2     Bylaws**
       3.3 Amendment to articles of Incorporation changing name to First Scientific, Inc.
               and effecting a forward stock split.*
       10.1    Non-qualified Stock Option Agreement with
               Jerral R. Pulley***
       10.2    Non-qualified Stock Option Agreement with Peter
               Sundwall, M.D.***
       10.3    1998 Stock Incentive Plan****
       10.4    Agreement with Weldon Phillips*****
       10.5    Employment Agreement with Randy Hales*****
       10.6    Consulting Agreement with Jerral R. Pulley*****

       10.7    Consulting Agreement with Edward Walker*****
       10.8    Exclusive License and Supply Agreement with
               Convatec
               (Confidential Treatment Requested for Certain
               Portions)******
       27      Financial data schedule*******

       ______________________
       * Incorporated by reference to the same-numbered exhibit to the form 8-K filed October 2, 1998 by the Company with the Securities and Exchange Commission.
       ** Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB, file No. 0-24378.
       *** Incorporated by reference to the same-numbered exhibit to the Form 10-QSB filed November 16,1998 with the Securities and Exchange Commission.
       **** Incorporated by reference from Quaarter Report on Form 10-QSB, as filed on June 15, 1999.
       ***** Incorporated by reference to the same numbered exhibit to the form 10-QSB filed November 16, 1999 with the Securities and Exchange Commission.
       ******  Incorporated by reference from Amended Quarter
               Report on Form 10-QSB/A as filed on March 8, 2000. ******* Filed herewith


               (b)  Reports on Form 8-K

               A report on Form 8-K was filed during the reporting
            quarter on December 6, 1999.

                           SIGNATURES

               Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       REGISTRANT

       FIRST SCIENTIFIC, INC.
       Registrant



       DATED: March 13, 2000

                                  By: /s/ Randall L. Hales
                                  ------------------------------
                                    Randall L. Hales, President

       DATED: March 13, 2000

                                  By: /s/  Gordon M. Davis
                                  --------------------------------
                                  Gordon M. Davis, Vice President
                                  Administration/CFO (Principal
                                  Financial and Accounting Officer

                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

    Report of Independent Certified Public Accountants . . . . . . . . .  F-1

    Consolidated Balance Sheets - December 31, 1999 and 1998 . . . . . .  F-2

    Consolidated Statements of Operations for the Years Ended
     December 31, 1999 and 1998 and for the Cumulative
     Period from April 30, 1990 (Date of Inception) through
     December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

    Consolidated Statements of Stockholders' Equity for
     the Cumulative Period from April 30, 1990 (Date of
     Inception) through December 31, 1997 and for the Years
     Ended December 31, 1998 and 1999. . . . . . . . . . . . . . . . . .  F-4

    Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999 and 1998, and for the Cumulative Period
     from April 30, 1990 (Date of Inception) through December
     31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

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



                     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


       To the Board of Directors and the Shareholders
       First Scientific, Inc.

       We have audited the accompanying consolidated balance sheets of First Scientific, Inc. and Subsidiary, a development stage enterprise, as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the cumulative period from April 30, 1990 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Scientific, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended and for the cumulative period from April 30, 1990 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.


                                          HANSEN, BARNETT & MAXWELL

       Salt Lake City, Utah
       March 2, 2000

                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED BALANCE SHEETS



                                                          DECEMBER 31,
                                                   --------------------------
                                                      1999          1998
                                                   ------------  ------------
                                    ASSETS
   Current Assets
       Cash. . . . . . . . . . . . . . . . . . . . $    207,934  $  1,286,299
       Investment in securities available-for-sale       94,811       194,784
       Trade receivables . . . . . . . . . . . . .       94,933           614
       Inventory . . . . . . . . . . . . . . . . .       35,262        26,619
       Prepaid expenses. . . . . . . . . . . . . .       46,551        29,356
                                                   ------------  ------------
          Total Current Assets . . . . . . . . . .      479,491     1,537,672
                                                   ------------  ------------
   Property and Equipment
       Property and equipment. . . . . . . . . . .      173,532        95,378
       Leasehold improvements. . . . . . . . . . .       10,229            -
       Less: accumulated depreciation. . . . . . .      (27,016)       (2,982)
                                                   ------------  ------------
          Net Property and Equipment . . . . . . .      156,745        92,396
                                                   ------------  ------------
   Notes Receivable - Related Party. . . . . . . .       7,000            -

   Purchased Technology, Net . . . . . . . . . . .       18,750       108,750

   Long-Term Investments . . . . . . . . . . . . .           -         50,000

   Other Assets. . . . . . . . . . . . . . . . . .       34,883            -
                                                   ------------  ------------
   Total Assets. . . . . . . . . . . . . . . . . . $    696,869  $  1,788,818
                                                   ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
       Accounts payable. . . . . . . . . . . . . . $    123,352  $     54,334
       Customer deposits . . . . . . . . . . . . .           -         33,750
       Accrued liabilities . . . . . . . . . . . .       30,660        75,979
       Capital lease obligation - current portion.        8,850         2,070
       Notes payable - related party . . . . . . .           -         22,693
       Note payable. . . . . . . . . . . . . . . .       19,590            -
                                                   ------------  ------------
          Total Current Liabilities. . . . . . . .      182,452       188,826
                                                   ------------  ------------
   Long-Term Capital Lease Obligation. . . . . . .       14,197         4,784

   Stockholders' Equity
       Preferred stock - $0.001 par value;
        1,000,000 shares authorized; no shares
        issued or outstanding. . . . . . . . . . .           -             -
       Common stock -  $0.001 par value;
        50,000,000 shares authorized; issued
        and outstanding: 1999 - 20,219,770
        shares, 1998 - 20,169,770 shares . . . . .       20,220        20,170
       Additional paid-in capital. . . . . . . . .    7,001,564     6,429,114
       Unearned compensation . . . . . . . . . . .     (273,599)      (84,056)
       Deficit accumulated during the
        development stage. . . . . . . . . . . . .   (6,231,062)   (4,762,745)
       Unrealized loss on investment in
        securities . . . . . . . . . . . . . . . .      (16,903)       (7,275)
                                                   ------------  ------------
          Total Stockholders' Equity . . . . . . .      500,220     1,595,208
                                                   ------------  ------------
   Total Liabilities and Stockholders' Equity. . . $    696,869  $  1,788,818
                                                   ============  ============

   The accompanying notes are an integral part of these financial statements.

                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Cumulative from
                                                                            April 30, 1990
                                                     For the Years Ended   (Date of Inception)
                                                          December 31,           Through
                                                   --------------------------  December 31,
                                                      1999           1998          1999
                                                   ------------  ------------  ------------
   Revenues from services. . . . . . . . . . . . . $    194,947  $         -   $    194,947
   Product Sales . . . . . . . . . . . . . . . . .      358,684        83,149       594,680
                                                   ------------  ------------  ------------
       Total Sales . . . . . . . . . . . . . . . .      553,631        83,149       789,627
   Cost of Sales . . . . . . . . . . . . . . . . .      148,223        54,997       302,876
                                                   ------------  ------------  ------------
       Gross Profit. . . . . . . . . . . . . . . .      405,408        28,152       486,751
                                                   ------------  ------------  ------------
   Operating Expenses
       General and administrative expense. . . . .    1,666,555       550,449     2,503,887
       Research and development expense. . . . . .       94,982     3,813,808     4,084,532
                                                   ------------  ------------  ------------
         Total Operating Expenses. . . . . . . . .    1,761,537     4,364,257     6,588,419
                                                   ------------  ------------  ------------
   Loss from Operations. . . . . . . . . . . . . .   (1,356,129)   (4,336,105)   (6,101,668)

   Other Income and (Expense)
       Realized loss on investment in securities .     (140,346)           -       (140,346)
       Interest income . . . . . . . . . . . . . .       32,643        14,682        47,325
       Interest expense. . . . . . . . . . . . . .       (4,485)      (20,970)      (98,254)
                                                   ------------  ------------  ------------
   Loss Before Income Taxes. . . . . . . . . . . .   (1,468,317)   (4,342,393)   (6,292,943)

   Benefit from Income Taxes . . . . . . . . . . .           -         61,881        61,881
                                                   ------------  ------------  ------------
   Net Loss. . . . . . . . . . . . . . . . . . . . $ (1,468,317) $ (4,280,512) $ (6,231,062)
                                                   ============  ============  ============
   Basic and Diluted Loss Per Common Share . . . . $      (0.07) $      (0.33) $      (0.55)
                                                   ============  ============  ============
  Weighted Average Number of Shares Used
   in Per-Share Calculation. . . . . . . . . . . .   20,182,373    12,800,937    11,332,280
                                                   ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

                      FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                         (A Development Stage Enterprise)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                           Deficit     Accumulated
                                                                                                         Accumulated      Total
                                       Common Stock           Additional    Receivable     During the       Other     Stockholders'
                                  -------------------------     Paid-in        From       Development  Comprehensive     Equity
                                    Shares        Amount        Capital     Shareholder      Stage          Loss        (Deficit)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
  Balance - April 30, 1990 (Date
   of Inception). . . . . . . . .           -   $         -   $         -   $         -   $         -   $         -   $         -

  Net loss for the period from
   April 30, 1990 (Date of
   Inception) through December
   31, 1997 . . . . . . . . . . .           -             -             -             -       (482,233)           -       (482,233)

  Issuance for receivable from
   shareholder, April 30, 1990,
   $0.00 per share. . . . . . . .    7,114,350         7,114         7,886       (15,000)           -             -             -

  Issuance for services:
    April 30, 1990, $0.00
     per share. . . . . . . . . .    2,371,450         2,371         2,629            -             -             -          5,000
    January 1993, $0.07
     per share. . . . . . . . . .      284,574           285        19,070            -             -             -         19,355
    January 1995, $0.02
     per share. . . . . . . . . .    2,371,450         2,371        47,629            -             -             -         50,000

  Issuance for cash:
    October 7, 1993, $0.07
     per share. . . . . . . . . .      514,605           515        34,485            -             -             -         35,000
    March 27, 1996, $0.12
     per share. . . . . . . . . .       83,001            83         9,917            -             -             -         10,000
    October 10, 1996, $0.25
     per share. . . . . . . . . .       99,601           100        24,900            -             -             -         25,000

  Set off notes receivable
   from shareholders against
   loans payable to shareholders,
   December 31, 1993. . . . . . .           -             -             -         15,000            -             -         15,000

  Shares redeemed in exchange
   for release of personal
   guarantee of Company debt,
   December 31, 1994, $0.00
   per share. . . . . . . . . . .   (2,371,450)       (2,371)        2,371            -             -              -            -
                                  ------------  ------------  ------------  ------------  ------------  -------------  -----------
  Balance - December 31, 1997 . .   10,467,581        10,468       148,887            -       (482,233)            -      (322,878)
                                                                                                                       -----------
  Net Loss. . . . . . . . . . . .           -             -             -             -     (4,280,512)            -    (4,280,512)
  Unrealized loss on securities
   available-for-sale . . . . . .           -             -             -             -             -          (7,275)      (7,275)
                                                                                                                       -----------
  Comprehensive Loss. . . . . . .                                                                                       (4,287,787)

  Stock redeemed in exchange for
   release of personal guarantee
   of Company debt and upon
   execution of license and
   royalty agreement, June 1,
   1998, $0.00 per share. . . . .   (1,778,588)       (1,779)        1,779            -             -              -            -

  Issuance for cash:
    May 7, 1998,  $0.29 per share       21,343            21         6,229            -             -              -         6,250
    July 9, 1998, $0.34 per share       87,744            88        29,912            -             -              -        30,000
    September through December
     1998, $0.75 per share. . . .    1,860,203         1,860     1,393,293            -             -              -     1,395,153

  Conversion of shareholder loans
   and a liability for deferred
   salaries, September 14, 1998
   to capital without issuance
   of additional shares . . . . .           -             -        181,877            -             -              -       181,877
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

                      FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                         (A Development Stage Enterprise)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)

                                                                                             Deficit
                                                                                           Accumulated  Accumulated     Total
                                        Common Stock           Additional                   During the     Other     Stockholders'
                                  -------------------------     Paid-in       Unearned    Development  Comprehensive   (Deficit)
                                     Shares        Amount       Capital     Compensation      Stage        Loss          Equity
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
  Issuance to acquire SPPS,
   September 15, 1998, $0.00
   per share. . . . . . . . . . .    3,333,330  $      3,333  $     (3,333) $         -   $         -   $         -   $         -

  Issuance upon conversion of debt:
    September 17, 1998, $0.75
     per share. . . . . . . . . .       66,667            67        49,933            -             -             -         50,000
    September 30, 1998, $0.34
     per share. . . . . . . . . .      169,781           170        57,880            -             -             -         58,050

  Issuance in exchange for
   available-for-sale securities,
   (less $48,460 deferred income
   tax) September 17, and November
   18, 1998, $0.75 per share
   before tax . . . . . . . . . .      673,123           673       455,713            -             -             -        456,386

  Issuance for cancellation of
   royalty agreement and
   contribution of technology
   (less $13,421 deferred income
   tax) September 17, 1998,
   $0.75 per share. . . . . . . .    5,201,920         5,202     3,882,817            -             -             -      3,888,019

  Compensation related to grant
   of stock options, September
   17, 1998 . . . . . . . . . . .           -             -        174,194      (174,194)           -             -             -

  Issuance for restricted equity
   securities, November 18, 1998,
   $0.75 per share. . . . . . . .       66,666            67        49,933            -             -             -         50,000

  Amortization of unearned
   compensation . . . . . . . . .           -             -              -        90,138            -             -         90,138
                                  ------------  ------------  -------------  -----------  ------------  ------------  ------------
  Balance - December 31, 1998 . .   20,169,770        20,170      6,429,114      (84,056)   (4,762,745)       (7,275)    1,595,208
                                                                                                                      ------------
  Net Loss. . . . . . . . . . . .           -             -             -              -    (1,468,317)           -     (1,468,317)

  Unrealized loss on securities
   available-for-sale . . . . . .           -             -             -              -            -       (149,974)     (149,974)
  Reclassification adjustment for
   realized losses on securities
   included in net loss . . . . .           -             -             -              -            -        140,346       140,346
                                                                                                                      ------------
  Comprehensive Loss. . . . . . .                                                                                       (1,477,945)

  Issuance for Services:
    April 30, 1999; $1.00 per
     share. . . . . . . . . . . .       10,000            10         9,990             -            -             -         10,000
    September 30, 1999; $1.75
     per share. . . . . . . . . .       40,000            40        69,960             -            -             -         70,000

  Compensation related to grant
   of stock options:
    May 12, 1999. . . . . . . . .           -             -         62,500        (62,500)          -             -             -
    August 30, 1999 . . . . . . .           -             -        220,000       (220,000)          -             -             -
    November 22, 1999 . . . . . .           -             -        210,000       (210,000)          -             -             -

  Amortization of unearned
   compensation . . . . . . . . .           -             -             -         302,957           -             -         302,957
                                  ------------  ------------  ------------  -------------  -----------  ------------  -------------
  Balance - December 31, 1999 . .   20,219,770  $     20,220  $  7,001,564  $    (273,599) $(6,231,062) $    (16,903) $     500,220
                                  ============  ============  ============  =============  ===========  ============  =============

 The accompanying notes are an integral part of these financial statements.

                      FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                         (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Cumulative from
                                                                              April 30, 1990
                                                     For the Years Ended   (Date of Inception)
                                                          December 31,           Through
                                                   --------------------------  December 31,
                                                      1999           1998          1999
                                                   ------------  ------------  ------------
 Cash Flows From Operating Activities
   Net loss . . . . . . . . . . . . . . . . . . .   $ (1,468,317) $ (4,280,512) $ (6,231,062)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
       Loss on investments in securities
        available-for-sale. . . . . . . . . . . .        140,346            -        140,346
       Depreciation and amortization. . . . . . .        114,034        29,129       143,266
       Common stock issued for services . . . . .         50,000            -        124,355
       Common stock issued for purchased
        research and development. . . . . . . . .             -      3,766,440     3,766,440
       Compensation from stock options
        granted . . . . . . . . . . . . . . . . .        302,957        90,138       393,095
       Deferred tax benefit . . . . . . . . . . .             -        (61,881)      (61,881)
       Changes in operating assets and liabilities:
         Deposits . . . . . . . . . . . . . . . .        (34,884)           -        (34,884)
         Accounts receivable. . . . . . . . . . .        (94,319)        7,811       (94,933)
         Inventory. . . . . . . . . . . . . . . .         (8,643)        3,262       (35,262)
         Prepaid expenses . . . . . . . . . . . .         12,805       (26,422)      (16,551)
         Accounts payable . . . . . . . . . . . .        (69,018)       52,035       123,352
         Accrued liabilities. . . . . . . . . . .         45,321       101,263       163,090
         Customer deposits. . . . . . . . . . . .        (33,750)       33,750            -
                                                    ------------  ------------  ------------
         Net Cash Used in Operating Activities. .       (996,074)     (284,987)   (1,620,629)
                                                    ------------  ------------  ------------
 Cash Flows From Investing Activities
   Cash paid for property and equipment . . . . .        (68,154)      (86,940)     (155,815)
   Cash received from sale of securities
    available-for-sale. . . . . . . . . . . . . .             -        302,847       302,847
   Cash paid for note receivable - related party.         (7,000)           -         (7,000)
                                                    ------------  ------------  ------------
         Net Cash Provided by (Used in)
          Investing Activities. . . . . . . . . .        (75,154)      215,907       140,032
                                                    ------------  ------------  ------------
 Cash Flows From Financing Activities
   Proceeds from borrowing  . . . . . . . . . . .         19,590        61,050       275,565
   Principal payments on notes payable. . . . . .             -       (117,338)     (155,975)
   Proceeds from loans from stockholders. . . . .             -         19,930       158,934
   Principal payments on loans from stockholders.        (22,693)      (46,742)      (86,500)
   Principal payment under capital lease
    obligation. . . . . . . . . . . . . . . . . .         (4,034)         (862)       (4,896)
   Proceeds from issuance of common stock . . . .             -      1,431,403     1,501,403
                                                    ------------  ------------  ------------
         Net Cash Provided by Financing
          Activities. . . . . . . . . . . . . . .         (7,137)    1,347,441     1,688,531
                                                    ------------  ------------  ------------
 Net Increase (Decrease) in Cash. . . . . . . . .     (1,078,365)    1,278,361       207,934

 Cash at Beginning of Period. . . . . . . . . . .      1,286,299         7,938            -
                                                    ------------  ------------  ------------
 Cash at End of Period. . . . . . . . . . . . . .   $    207,934  $  1,286,299  $    207,934
                                                    ============  ============  ============
 Supplemental Cash Flow Information - See Note 10

  The accompanying notes are an integral part of these financial statements.

                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES

       NATURE OF BUSINESS - On April 30, 1990, Linco Industries, Inc. (Linco) was incorporated under the laws of the State of Utah. Linco developed, manufactured, and distributed a linseed oil based soap on a very limited basis. More recently, Linco developed and acquired two scientific formulations: a non-alcohol based antibacterial sanitizing formulation that removes bacteria while moisturizing the skin and a topical rash prevention and treatment formulation that cleanses and moisturizes the skin for use with incontinent and other skin rash situations. During the year ended December 31, 1999, a majority of the Company's sales were from services related to validation testing for other companies in order to verify their products are in compliance with FDA requirements.

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

       PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts and transactions of Linco (now First Scientific Corporation) for all periods presented and the accounts and transactions of First Scientific, Inc. from September 15, 1998. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated entities are collectively referred to herein as the "Company" or "First Scientific."

       DEVELOPMENT STAGE ENTERPRISE - Since inception, the Company has spent most of its efforts in developing and marketing various products and is considered to be in the development stage. It has not yet had sufficient sales to sustain operations and has relied upon cash flows from financing activities (primarily debt and equity issuances) to sustain operations.

       USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates.

       FINANCIAL INSTRUMENTS - The amounts reported as cash, securities available-for-sale, trade receivables, accounts payable, customer deposits, accrued liabilities, and notes payable and capital lease obligation are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of preparation of the financial statements.

       CONCENTRATION OF RISK - The concentration of business with a small number of customers subjects the Company to a concentration of risk such that the loss of a customer could significantly effect revenues. Historically, the Company has relied on sales to a small group of domestic customers but has not been limited by geographic region.

       During the year ended December 31, 1999, sales totaling of $202,656 and $305,458, totaling $508,014 or 92% of sales were to the two respective customers. During the year ended December 31, 1998, sales totaling $53,531 or 64% were to one different customer.

       INVESTMENTS -Investment in marketable equity securities were categorized as available for sale at December 31, 1999 and 1998. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive loss.

       INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

       PROPERTY & EQUIPMENT - Property and equipment are stated at cost. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, which are three to seven years. Depreciation expense was $24,034 and $2,879 for the years ended December 31, 1999 and 1998, respectively.

       SALES RECOGNITION - Sales are recognized upon shipment of products. Revenue from services provided under contracts are recognized as the services are performed. Customers' pre-payments are recorded as a liability pending completion and shipment of the order.

       RESEARCH AND DEVELOPMENT EXPENSE - Current operations are charged with all research and product development expenses.

       BASIC AND DILUTED LOSS PER SHARE - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 2,205,000 and 1,315,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share for the years ended December 31, 1999 and 1998, respectively.

       NOTE 2 - BUSINESS CONDITION

       First Scientific has incurred losses from operations for the two years ended December 31, 1999 and 1998 of $1,468,317 and $4,280,512,
       respectively, and has accumulated deficits since inception in the amount of $6,231,062 through December 31, 1999. First Scientific has had negative cash flows from operations of $996,074 and $284,987 for the years ended December 31, 1999 and 1998 and $1,620,629 since inception.

       The Company's ability to move from the development stage is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations. Management believes it will be able to obtain sufficient equity financing to continue marketing efforts and continue to expand Company operations. During the year ended December 31, 1999 the Company completed testing, completed brand promotional and collateral materials, and began shipments of its products to new customers. Subsequent to December 31, 1999, First Scientific has issued stock for cash proceeds of $1,475,000, and has entered into a letter of intent to acquire control of an operating marketing and distribution enterprise. Although recent and potential orders or the successful acquisition of operating subsidiaries are not assured, management believes these recent orders, other similar potential sales, and sales by acquired companies will provide sufficient cash flows to sustain operations.

       NOTE 3 - ACQUISITION OF TECHNOLOGY

       In connection with the reorganization agreement with SPPS during 1998, the Company issued 5,201,920 shares of common stock valued at $3,901,440, or $0.75 per share, to a director for the transfer of all rights and ownership of technology relating to scientific formulations and the cancellation of the Company's obligation under a royalty agreement relating to the use of the technology. The value of the contributed technology was determined based upon the fair value of common stock issued for cash following the reorganization with SPPS. The scientific formulations were developed by the director and the Company and the common shares were issued to fully transfer the director's interest in the technology to the Company. The technology relates to two non-alcohol based antibacterial sanitizing formulations that remove bacteria while moisturizing the skin and a dimethicone-based topical rash prevention and treatment formulation that cleanses and moisturizes the skin for treatment of skin rashes caused by incontinence and other irritations. The technology was in process except for one formulation valued at $135,000. The cost of the completed technology was capitalized and is being amortized over a period of 18 months. In process technology was valued at $3,766,440 and was charged to operations at the date acquired. Amortization expense for the purchased technology for the years ended December 31, 1999 and 1998 was $90,000 and $26,250, respectively.

       NOTE 4-INVESTMENT IN SECURITIES AVAILABLE-FOR-SALE AND OTHER COMPREHENSIVE LOSS

       The Company has investments in marketable equity securities which are classified as available-for-sale securities. During the year ended December 31, 1999, equity securities which were previously restricted from resale, with a cost of $50,000, were reclassified to securities available-for-sale when the restriction of resale expired, and were transferred at their fair value of $50,000. The market value of all available-for-sale securities held by the Company declined during 1999 and, at September 30, 1999, management determined that the decline was other-than-temporary. Accordingly, a write-down was recognized of $140,346 to adjust the carrying value of the available-for-sale securities to their market value of $111,714.
       At December 31, 1999 and 1998 available-for-sale securities consisted of the following:

                                                       December 31,
                                                 ----------------------
                                                    1999        1998
                                                 ----------  ----------
             Cost. . . . . . . . . . . . . . . . $  111,714  $  202,059
             Gross unrealized losses . . . . . .    (16,903)     (7,275)
                                                 ----------  ----------
             Estimated Fair Value. . . . . . . . $   94,811  $  194,784
                                                 ==========  ==========

       NOTE 5 - RELATED PARTY TRANSACTIONS

       NOTES PAYABLE TO RELATED PARTIES - Since inception, the Company has partially relied on funds advanced by shareholders to meet its obligations and fund its development activities. These advances have been classified as related party notes payable and accrue interest at the rate of 10% per year. Notes payable to related parties were none and $22,693 at December 31, 1999 and 1998, respectively. During September 1998, the shareholders converted $90,000 of outstanding notes payable, together with accrued interest, to additional paid-in capital.

       NOTES RECEIVABLE - RELATED PARTY - During November 1999, the Company loaned $7,000 to an officer and shareholder in exchange for a note with an interest rate of 9.5% per annum. The loan is to be reduced from 33% of any bonuses payable to the officer.

       NOTE 6 - NOTES PAYABLE
                                                       December 31,
                                                 ----------------------
                                                    1999        1998
                                                 ----------  ----------
       SHORT-TERM NOTES PAYABLE
         Note payable to a finance company,
          interest at 12.75%, unsecured. . . . . $   19,590  $       -

       SHORT-TERM ADVANCE - During August 1998, an investor advanced $50,000 to the Company to meet current expenses. During September 1998, the advance was converted into 66,667 shares of common stock at $0.75 per share.

       NOTE 7 - COMMITMENTS AND CONTINGENCIES

       CONSULTING AND EMPLOYMENT AGREEMENT - Effective October 1, 1999, First Scientific entered into a five-year consulting agreement with a shareholder and director to provide scientific, product development and regulatory consulting to the Company. The agreement automatically renews yearly unless either party elects not to extend the agreement. Payments under the agreement are $8,000 monthly, which monthly amount will increase by $1,000 each anniversary date. First Scientific also has a consulting agreement with a director who provides marketing and sales consulting to the Company. The one-year agreement is for $10,000 per month through July 2000, and $7,500 thereafter.

       CAPITAL LEASES - The Company leases various equipment under capital lease agreements. Equipment under capital leases as of December 31, 1999 and 1998 was as follows:

                                                    1999        1998
                                                 ----------  ----------
            Equipment. . . . . . . . . . . . . . $   20,478  $    7,716
            Less accumulated depreciation. . . .     (1,971)       (750)
                                                 ----------   ---------
                                                 $   18,507   $   6,966
                                                 ==========   =========

       The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1999:

             Year Ending December 31
                     2000. . . . . . . . . . . . $   11,895
                     2001. . . . . . . . . . . .     11,014
                     2002. . . . . . . . . . . .      5,490
                     2003. . . . . . . . . . . .         -
                     2004. . . . . . . . . . . .         -
                                                 ----------
             Total minimum lease payments. . . .     28,399
             Less amount representing
              executory costs. . . . . . . . . .        644
                                                 ----------
             Net minimum lease payments. . . . .     27,755
             Less amount representing interest .      4,708
                                                 ----------
             Present value of net minimum
              lease payments . . . . . . . . . .     23,047
             Less current portion. . . . . . . .      8,850
                                                 ----------
             Obligations Under Capital Leases
              - Long-Term. . . . . . . . . . . . $   14,197
                                                 ==========

       OPERATING LEASES - The Company leases its office space, warehouse space and storage space under operating leases. The office space lease is for a two-year term, once the lease term is up, it is renewable on an annual basis, and currently requires lease payments of $2,602 per month with annual escalations equal to the lesser of the change in the consumer price index or 5%. The warehouse space lease is a month to month lease. The storage space lease is for a 14-month period with the full payment being paid in advance. Rent expense for the years ended December 31, 1999 and 1998 was $42,229 and $20,571, respectively.

       Future minimum rental payments required under the operating leases described above, as of December 31, 1999, are $22,102 during the year ending December 31, 2000.

       LEGAL ACTION - An individual has filed a claim against the Company under the terms of an agreement in principal allegedly made by the Linco Founders in 1991, which purported to promise shares of common stock if certain conditions were met by the individual in representing the Company to potential customers. First Scientific's management maintains that the 1991 agreement is no longer valid because the conditions were not met in a reasonable time and because the individual failed to fulfill other material terms. During the quarter ended December 31, 1999, the Company filed an action for declaratory judgement that the individual has no entitlement against the Company.
       In December 1999, the individual responded that he had "fully performed" under the 1991 agreement, and filed a counter-claim against the Linco founders and the Company. The action is now only in the discovery phase. Management believes this claim should not ultimately result in any potential liability to the Company based upon sufficient defenses and also upon an indemnification agreement from the Linco founders.

       NOTE 8 - COMMON STOCK

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

       The Company issued 83,001 and 99,601 common shares to a private investor for cash proceeds of $10,000 and $25,000, or $0.12 and $0.25 per share, on March 27, and October 10, 1996, respectively. On May 7, 1998, an additional 21,343 common shares were issued in a private placement for cash in the amount of $6,250.

       On June 1, 1998, the Company redeemed 1,778,588 common shares from an individual who had served on the Board of Directors and had developed certain technology for use by the Company, including the primary formulas used by the Company in its products. The Company also obtained the release of the individual's personal guarantee of Company debt. The common stock was also redeemed in exchange for the release by the Company of any ownership claim it may have had to certain technology. The technology was deemed worthless at that time and the common stock had no significant value. The individual vacated his position on the board of directors. Whether the transferred technology had any value was in question. Accordingly, the shares redeemed were valued at zero and no gain was recognized on the transfer of the technology. There were no unstated rights or privileges associated with the redemption. In connection with the redemption, the Company entered into a license and royalty agreement with the individual which provided the Company with the use of the technology. The royalty agreement granted a 25% gross profits interest in the products the Company sells which are based upon the technology. The agreement also provided for a minimum annual royalty of $60,000 regardless of the Company's sales volume.

       Independent of the above redemption and because of the cash investment in common stock by a third party, on September 15, 1998, in compliance with the third party's request, the individual came back to being a member of the board of directors, terminate the license and royalty agreement and transferred the entire ownership of the technology to the Company, all in exchange for 5,201,920 common shares. The technology, and the shares issued, were valued at $3,888,019 net of deferred taxes of $13,421, or $0.75 per share as further described in Note 2.

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

       On April 30, 1999 the Company agreed to issue 10,000 shares of common stock to an individual for marketing services during 1997 and 1998. The Company awarded the individual an exclusive distributorship in the Western United States for the Company's Fresh Cleanse Brand to the professional health care market. The marketing services were valued at $10,000 based upon the fair value of the common stock issued. The fair value of the common stock was established by management based upon an evaluation of the perceived performance of the Company to date. The shares were issued on September 30, 1999.

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

       NOTE 9 - STOCK OPTIONS

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

       The Board of Directors approved the 1998 Stock Option Plan (the "Plan") during December 1998, which authorized options to purchase 2,500,000 shares of common stock. Options granted under the Plan generally expire 10 years from the date of grant. Options to purchase 265,000 common shares were granted under the Plan on December 31, 1998, with an exercise price of $0.75 per share.

       During the year ended December 31, 1999, options to purchase 890,000 common shares were granted under the 1998 Stock Option Plan to various employees.

       A summary of the status of the Company's stock options as of December 31, 1999 and 1998 and changes during the years then ended are presented below:

                                                     1999                      1998
                                            ----------------------   ----------------------
                                                     Weighted-Average         Weighted-Average
                                               Share  Exercise Price   Share   Exercise Price
                                            ----------  ----------   ----------  ----------
    Outstanding at beginning of year . . .   1,315,000  $     0.75           -   $       -
    Granted. . . . . . . . . . . . . . . .     890,000        0.99    1,315,000        0.75
                                            ----------               ----------
    Outstanding at end of year . . . . . .   2,205,000        0.85    1,315,000        0.75
                                            ==========               ==========
    Options exercisable at end of year . .     928,250        0.84      221,000        0.75
                                            ==========               ==========
    Weighted-average fair value of
     options granted during the year . . .              $     1.54               $     0.13
                                                        ==========               ==========

    The following table summarizes information about stock options outstanding at December 31, 1999:


             Options Outstanding                        Options Exercisable
  -------------------------------------------   --------------------------------------------
    Range of       Number   Weighted-Average                      Number
    Exercise    Outstanding     Remaining      Weighted-Average Exercisable  Weighted-Average
     Prices     At 12/31/99  Contractual Life   Exercise Price  At 12/31/99   Exercise Price
  ------------   ----------  ----------------   --------------  -----------   --------------
 $0.75 - $1.25    2,205,000      7.3 years           $0.85         928,250        $ 0.84


       The Company measures compensation to employees under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation for options to outside directors is measured using the fair value method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Stock-based compensation charged to operations was $241,021 and $61,936 for the year ended December 31, 1999 from options granted to employees and to outside directors, respectively. Stock-based compensation charged to operations was $0 and $90,138 for the year ended December 31, 1998 from options granted to employees and to outside directors, respectively. Had compensation cost for the Company's options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share would have increased to the pro forma amounts indicated below:


                                                                  Cumulative from
                                                                   April 30, 1990
                                           For the Years Ended   (Date of Inception)
                                               December 31,           Through
                                         --------------------------  December 31,
                                             1999         1998          1999
                                         ------------  ------------  ------------
    Net loss:
         As reported . . . . . . . . .   $ (1,468,317) $ (4,280,512) $ (6,231,062)
         Pro forma . . . . . . . . . .     (1,631,892)   (4,390,379)   (6,504,504)

    Basic and diluted loss per share:
         As reported . . . . . . . . .   $      (0.07) $      (0.33) $      (0.55)
         Pro forma . . . . . . . . . .          (0.08)        (0.34)        (0.57)


       NOTE 10 - CASH FLOW INFORMATION

       SUPPLEMENTAL CASH FLOW INFORMATION - Interest was paid in the amount of $5,213 and $17,516 during the years ended December 31, 1999 and 1998, respectively.

       NONCASH INVESTING AND FINANCING ACTIVITIES - During the year ended
       December 31, 1998, the Company deferred compensation to employees of $57,000. For the period from April 30, 1990 through December 31,
       1999, the Company deferred compensation to employees in the amount of $83,877. During the year ended December 31, 1993, the Company set off receivables from the stockholders in the amount of $15,000 against related party notes payable in the same amount.

       An advance from an investor in the amount of $50,000 was converted into 66,667 shares of common stock on September 17, 1998. On
       September 14, 1998, accrued expenses of $91,877 for deferred salaries and related party notes payable together with accrued interest in the amount of $90,000 were converted into additional paid-in capital without the issuance of additional shares. On September 15, 1998, the Company issued 5,201,920 shares of common stock in exchange for the rights to technology valued at $3,901,440 before tax and the cancellation of a license and royalty agreement central to the Company's products. On September 15, 1998, for accounting purposes, the Company was deemed to have issued 3,333,330 common shares, valued at $0, to the shareholders of SPPS in connection with the reverse acquisition of SPPS. No assets were received nor were any liabilities assumed in connection with this acquisition.

       On September 30, 1998, the Company issued 169,781 common shares upon the conversion of a $50,000 note payable together with accrued interest in the amount of $8,050. During and September and December
       1998, the Company issued 673,123 shares of common stock in exchange for $456,386 of securities available-for-sale, net of deferred tax.
       During December 1998 the Company issued 66,666 shares of common stock in exchange for $50,000 of restricted equity securities. During
       October 1998 the Company purchased computer equipment and incurred a capital lease obligation in the amount of $7,716

       During the year ended December 31, 1999, the Company acquired equipment valued at $20,478 through a capital lease agreement . Also during the year ended December 31, 1999, the Company issued 50,000 shares of common stock for services valued at $80,000 of which $30,000 was recorded as a prepaid expense.

       NOTE 11 - INCOME TAXES

       The following presents the components of the net deferred tax asset at December 31, 1999:

            Purchased technology amortization . . . . . . . . . $   6,994
            Depreciation. . . . . . . . . . . . . . . . . . . .     8,803
            Difference in fair value and tax basis of
             contributed securities.  . . . . . . . . . . . . .    89,762
                                                                ---------
            Total Deferred Tax Liabilities. . . . . . . . . . .   105,559
                                                                ---------
            Operating loss carry forwards . . . . . . . . . . .  (689,993)
            Unrealized loss on investment in securities
             available-for-sale. .  . . . . . . . . . . . . . .   (58,653)
                                                                ---------
               Total Deferred Tax Assets. . . . . . . . . . . .  (748,646)
                                                                ---------
            Valuation allowance for deferred tax assets . . . .   643,087
                                                                ---------
            Net Deferred Tax Asset. . . . . . . . . . . . . . . $      -
                                                                =========

       The valuation allowance for deferred tax assets increased by $545,906 and $120,899 during the years ended December 31, 1999 and 1998, net of $185,206 reductions from deferred taxes on acquisitions during the year ended December 31, 1998. The valuation allowance included $6,305 and $2,713 at December 31, 1999 and 1998, respectively, for which subsequently recognized tax benefits will be allocated to unrealized loss on investment in securities available-for-sale.

       The Company has U.S. Federal net operating loss carry forwards of $1,849,846 at December 31, 1999 which expire, if unused, in years
       2013 through 2015. The benefit from income taxes consisted of the following for the years ended December 31, 1999 and 1998:

                                                        1999        1998
                                                     ----------  ----------
            Deferred Tax Benefit
               Federal. . . . . . . . . . . . . . .  $       -   $   53,586
               State. . . . . . . . . . . . . . . .          -        8,295
                                                     ----------  ----------
            Benefit from Income Taxes . . . . . . .  $       -   $   61,881
                                                     ==========  ==========

       The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended December 31, 1999 and 1998:

                                                        1999        1998
                                                     ----------  ----------
       Income tax benefit at statutory rate (34%). . $  499,228  $1,476,414
       Non deductible expenses, primarily purchased
        research and development . . . . . . . . . .     (1,776) (1,439,649)
       Change in valuation allowance . . . . . . . .   (545,906)   (118,186)
       State benefit, net of federal tax . . . . . .     48,454     143,302
                                                     ----------  ----------
       Benefit from Income Taxes . . . . . . . . . . $       -   $   61,881
                                                     ==========  ==========
       NOTE 12 - SUBSEQUENT EVENTS

       During the first quarter of 2000 the Company received cash proceeds in the amount of $1,475,000 under the terms of a private placement offering and issued 491,666 investment units, or $3.00 per unit.
       Each investment unit consists of one share of the Company's common stock and a warrant to purchase one-half share of common stock at $5.00 per share. The warrants expire December 31, 2001.

       During January 2000 the Company issued 155,000 non-qualified employee stock options to purchase common shares at $1.75 per share. The options issued had an intrinsic value of $1.25 per share on the date of the grant. Accordingly, the Company will recognize compensation expense to the employees of $193,750 over the three-year vesting period of the stock options.




