Form 10-Q
period 2000-03-31
FIRST SCIENTIFIC INC
filed 2000-05-16
CIK 925665

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                 FORM 10-QSB



              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



                     FOR THE QUARTER ENDED MARCH 31, 2000
                       COMMISSION FILE NUMBER: 0-24378


                            FIRST SCIENTIFIC, INC.
      -----------------------------------------------------------------
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               DELAWARE                              33-0611745
    ------------------------------        --------------------------------
    (State or other jurisdiction          (IRS Employer Identification No.)
    of incorporation or organization)

             1877 WEST 2800 SOUTH, SUITE 200, OGDEN, UTAH  84401
             ----------------------------------------------------
                  (Address of principal executive offices)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (801) 393-5781


     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X        NO


     These were 20,735,436 shares of common stock, $.001 par value, outstanding as of May 10, 2000.

                            FIRST SCIENTIFIC, INC.
                                 FORM 10-QSB


                         QUARTER ENDED MARCH 31, 2000

                              TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

                                                                         Page
  Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets (Unaudited)
        - March 31, 2000 and December 31, 1999                             3

       Condensed Consolidated Statements of Operations (Unaudited)
        for the Three Months Ended March 31, 2000 and 1999 and for the Cumulative Period from April 30, 1990 (Date of Inception)
        through March 31, 2000                                             4

       Condensed Consolidated Statements of Cash Flows (Unaudited)
        for the Three Months Ended March 31, 2000 and 1999 and
        for the Cumulative Period from April 30, 1990 (Date of
        Inception) through March 31, 2000                                  5

       Notes to the Condensed Consolidated Financial
        Statements (Unaudited)                                             6

     Item 2.  Management's Discussion and Analysis and Plan of Operation   8


                         PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings                                           14

     Item 2.  Changes in Securities and Use of Proceeds                   14

     Item 6.  Exhibits and Reports of Form 8-K                            14

     Signatures                                                           16

                        PART I - FINANCIAL INFORMATION


     Item 1. Financial Statements

                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                            (A Development Stage Enterprise)
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

<CAPTIONS>

                                                    March 31,    December 31,
                                                       2000         1999
                                                         ----------   -----------
						ASSETS
    Current Assets
        Cash                                             $  881,528   $  207,934
        Investment in securities available-for-sale         110,509       94,811
        Trade accounts receivable                             8,496       94,933
        Inventory                                            35,112       35,262
        Prepaid expenses                                     23,480       46,551
                                                         ----------   ----------
           Total Current Assets                           1,059,125      479,491
                                                         ----------   ----------
    Property and Equipment
        Equipment                                           215,824      173,532
        Leasehold improvements                               10,229       10,229
        Less: Accumulated depreciation                      (35,427)     (27,016)
                                                         ----------   ----------
           Net Property and Equipment                       190,626      156,745
                                                         ----------   ----------
    Notes Receivable - Related Party                          7,248        7,000

    Purchased Technology, Net                                    -        18,750

    Forfeitable Deposit on PureSoft Purchase                611,779            -

    Other Assets                                             34,750       34,883
                                                         ----------   ----------
    Total Assets                                         $1,903,528   $  696,869
                                                         ==========   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities
        Accounts payable                                 $  113,503   $  123,352
        Accrued liabilities                                  13,987       30,660
        Capital lease obligation - current portion            9,207        8,850
        Note payable                                         13,289       19,590
                                                         ----------   ----------
           Total Current Liabilities                        149,986      182,452
                                                         ----------   ----------
    Long-Term Capital Lease Obligation                       11,970       14,197
                                                         ----------   ----------
    Stockholders' Equity
        Preferred stock - $0.001 par value;
         1,000,000 shares authorized; no shares
         issued or outstanding                                         -            -
        Common stock - $0.001 par value; 50,000,000
         shares authorized; issued and outstanding:
         2000 - 20,721,436 shares, 1999 - 20,219,770
         shares                                              20,721       20,220
        Additional paid-in capital                        8,961,591    7,001,564
        Unearned compensation                              (309,408)    (273,599)
        Deficit accumulated during the
         development stage                               (6,930,127)  (6,231,062)
        Unrealized loss on investment in securities          (1,205)     (16,903)
                                                         ----------   ----------
           Total Stockholders' Equity                     1,741,572      500,220
                                                         ----------   ----------
    Total Liabilities and Stockholders' Equity           $1,903,528   $  696,869
                                                         ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                            (A Development Stage Enterprise)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            For the Three Months Ended  Cumulative from
                                                    March 31,           (Date of Inception)
                                            --------------------------      Through
                                                2000          1999      March  31, 2000
                                            ------------   -----------  --------------
  Revenues                                  $     65,175   $       370   $     854,802
  Cost of Revenues                                29,798           247         332,674
                                            ------------   -----------   -------------
  Gross Profit                                    35,377           123         522,128
                                            ------------   -----------   -------------
  Operating Expenses
     General and administrative expense          689,477       285,415       3,193,363
     Research and development expense             52,243         6,262       4,136,775
                                            ------------   -----------   -------------
        Total Operating Expenses                 741,720       291,677       7,330,138
                                            ------------   -----------   -------------
     Loss from Operations                       (706,343)     (291,554)     (6,808,010)

  Other Income and (Expense)
     Realized loss on investment in securities        --            --        (140,346)
     Interest income                               9,030        12,146          56,355
     Interest expense                             (1,753)       (1,165)       (100,007)
                                             -----------   -----------   -------------
  Loss Before Income Taxes                      (699,066)     (280,573)     (6,992,008)

  Benefit from Income Taxes                           --            --          61,881
                                              -----------   ------------  ------------
  Net Loss                                    $  (699,066)  $  (280,573)  $  (6,930,127)
                                              ===========   ============  =============

  Basic and Diluted Loss Per Common Share     $     (0.03)  $     (0.01)  $      (0.60)
                                               ===========   ===========   ============
  Weighted Average Number of  Shares Used
      in Per-Share Calculation                 20,481,015    20,169,770       11,562,056
                                              ===========   ===========    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                             (A Development Stage Enterprise)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                                       Cumulative from
                                                                                       April 30, 1990
                                                                                          (Date of
                                                             For the Three months Ended   Inception)
                                                                     March 31,              Through
                                                                 2000          1999     March 31, 2000
                                                              ----------    ----------  --------------
  Cash Flows From Operating Activities
     Net loss                                                 $ (699,066)   $ (280,573)  $  (6,930,127)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Loss on investments in securities available-for-sale           -            -          140,346
        Depreciation and amortization                              27,161       27,344         170,427
        Common stock issued for services                               -            -          124,355
        Common stock issued for purchased research
         and development                                               -            -        3,766,440
        Compensation from stock options                           157,942       15,484         551,037
        Deferred tax benefit                                           -            -          (61,881)
        Changes in operating assets and liabilities:
           Deposits                                                   134           -          (34,750)
           Accrued interest income                                   (248)          -             (248)
           Accounts receivable                                     86,437          539          (8,496)
           Inventory                                                  150      (25,290)        (35,112)
           Prepaid expenses                                        23,071        8,269           6,520
           Accounts payable                                        (9,849)       5,016         113,503
           Accrued liabilities                                    (16,672)     (46,622)        146,417
                                                              -----------   ----------   -------------
        Net Cash Used in Operating Activities                    (430,940)    (295,833)     (2,051,569)
                                                              -----------   ----------   -------------
  Cash Flows From Investing Activities
     Cash paid for property and equipment                         (42,293)     (29,309)       (198,108)
     Cash received from sale of securities available-for-sale          -            -          302,847
     Forfeitable deposit on PureSoft purchase                    (350,000)          -         (350,000)
     Cash paid for notes receivable - related party                    -            -           (7,000)
                                                              -----------   ----------   -------------
       Net Cash Provided by (Used in) Investing Activities       (392,293)     (29,309)       (252,261)
                                                              -----------   ----------   -------------
  Cash Flows From Financing Activities
     Proceeds from borrowing                                           -         4,336         275,565
     Principal payments on notes payable                           (6,301)         -          (162,276)
     Proceeds from loans from stockholders                             -           -           158,934
     Principal payments on loans from stockholders                     -           -           (86,500)
     Principal payment under capital lease obligation              (1,871)        (886)         (6,767)
     Proceeds from issuance of common stock                     1,504,999           -        3,006,402
                                                              -----------    ---------   -------------
        Net Cash Provided by Financing Activities               1,496,827        3,450       3,185,358
                                                              -----------    ---------   -------------
  Net Increase (Decrease) in Cash                                 673,594     (321,692)        881,528

  Cash at Beginning of Period                                     207,934    1,286,299              -

  Cash at End of Period                                       $   881,528   $  964,607   $     881,528
                                                              ===========   ==========   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    FIRST SCIENTIFIC, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


      NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INTERIM CONDENSED FINANCIAL STATEMENTS-The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

      NOTE 2-COMPREHENSIVE LOSS

      Other comprehensive loss consists of an unrealized loss on investment in securities available-for-sale. Comprehensive loss is computed as follows:

                                                                           Cumulative from
                                                                            April 30, 1990
                                                                              (Date of
                                                 For the Three months Ended   Inception)
                                                          March 31,              Through
                                                     2000          1999     March 31, 2000
                                                  ----------    ----------  --------------
      NET LOSS                                    $ (699,066)   $ (280,573)  $  (6,992,008)

      OTHER COMPREHENSIVE LOSS
         Change in unrealized loss on investment
         in securities available-for-sale             15,698       (50,500)         (1,205)
                                                  ----------    ----------   -------------
      COMPREHENSIVE LOSS                          $ (683,368)   $(331,073)   $  (6,993,213)
                                                  ==========    =========    =============


      NOTE 3-SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid during the three months ended March 31, 2000 and 1999, was $1,753 and $1,165, respectively, and $ 100,007 for the period from April 30, 1990 (date of inception) through March 31, 2000.

      NOTE 4 - COMMITMENTS AND CONTINGENCIES

      CAPITAL LEASE - During the first quarter 2000, First Scientific added additional office and laboratory space and renegotiated the lease for its current office space. The new lease is for a three-year term, is renewable on an annual basis and currently requires lease payments of $7,325 per month with annual escalations equal to the lessor of the change in the consumer price index or 5%.

      EMPLOYMENT AGREEMENT - Effective January 3, 2000, First Scientific established a one-year employment agreement with its new sales and marketing vice president for an annual minimum of $100,000 plus options to purchase 100,000 common shares at $1.75 per share.

      PURESOFT PURCHASE AGREEMENT - On March 15, 2000, the Company entered into an agreement to acquire an 80% interest in PureSoft Solutions
      L.L.C. ("PureSoft"), a New Hampshire limited liability company involved in manufacturing and distribution of health care products. On that date, the Company paid $50,000, issued options to purchase 87,534 common shares at $0.01 per share, and signed a $450,000 promissory note to the owners of PureSoft. In addition, the Company advanced
      $300,000 to PureSoft. The agreement provides for the Company to advance PureSoft $300,000 on June 15, 2000 and on August 15, 2000. The promissory note bears interest at 8.5% per annum with a $300,000 payment due on June 15, 2000 and quarterly payments of $50,000 thereafter through September 15, 2000. The options were recorded at their fair value of $261,779, or $2.99 per share, based on the Black-Scholes option pricing model using the following assumptions:
      6.2% risk-free interest rate, 0% yield, 0% volatility, and estimated life of 5 years.

      The $50,000 paid to the owners, the $300,000 advanced to PureSoft and the options are not refundable and will be forfeited should the Company not pay $300,000 on the promissory note and advance $300,000 on June 15, 2000. In the event the Company does not make the June 15th payments, the agreement will be void and the Company will have no further obligation under the promissory note. Accordingly, the payments made and the fair value of the options issued were accounted for as forfeitable deposits on the purchase at March 15, 2000.

      The agreement also provides that after the Company has met all the requirements set forth above, the Company will purchase an additional
      7%, and remaining 13% ownership interest in PureSoft on April 1, 2001 and April 1, 2002, respectively, by issuing shares of common stock.
      The number of shares to be issued is contingent upon the PureSoft net income from operations before income taxes, and shall vary in proportion to any over or under achievements of established performance milestones stated in the agreement. Provided, however, an aggregated minimum of $190,000 worth of First Scientific shares will be delivered to the owners of PureSoft for the remaining interests.
      The maximum number of shares issuable under the agreement total an aggregated 1,100,688. The additional shares issued which are based upon contribution of PureSoft earnings will be recorded based on the fair value of the shares on the dates issuable and will, accordingly, effect the recorded amount of goodwill on those dates.

      LEGAL CONTINGENCIES- An individual asserted a claim against the Company under the terms of an agreement in principal in 1991, which purported to promise shares of Linco common stock if certain conditions were met by the individual in representing the Company to potential customers. First Scientific's management maintains that the 1991 agreement is no longer valid because the conditions were not met within a reasonable time and because of the individual's failure to fulfill other material terms of the 1991 agreement. Because of the claim, the Linco founders and Company filed an action for declaratory judgement that the individual has no entitlement against the Company.
      The individual responded and filed a counter claim that he had "fully performed" under the 1991 agreement. The action is now only in the discovery phase. Management believes this claim should not ultimately result in any potential liability to the Company based on sufficient defenses and further on an indemnification agreement it has with the Linco founders.

      NOTE 5 - STOCKHOLDERS' EQUITY

      During the quarter ended March 31, 2000, First Scientific received cash proceeds in the amount of $1,505,000 under the terms of a private placement offering and issued 501,666 investments units, or $3.00 per unit. Each investment unit consists of one share of the Company's common stock and a warrant to purchase one-half share of common stock at $5.00 per share. The warrants expire December 31, 2001.

      NOTE 6 - STOCK OPTIONS

      During the quarter ending March 31, 2000, First Scientific granted
      155,000 options under the 1998 Stock Option Plan to two employees.
      Options for 62,000 common shares were exercisable during the quarter ending March 31, 2000 and the remaining 93,000 options become exercisable beginning January 10, 2001 through February 14, 2002. All options granted during this period expire on the fifth anniversary of its respective grant date. Compensation relating to the options of $193,750 or $1.25 per share, is being recognized over the period the options vest of which $31,484 was recognized in the quarter ending
      March 31, 2000.

      NOTE 7 - SUBSEQUENT EVENTS

      During April 2000, First Scientific issued 70,000 non-qualified stock options to purchase common shares at $3.00 per share to new directors of the Company. Compensation relating to the grant of these options will be $55,976 calculated based upon their fair value as determined using the Black-Scholes option pricing model and will be recognized over the vesting period of the options.

      During April 2000, the Company issued 14,000 shares of common stock for cash proceeds in the amount of $42,000, or $3.00 per share.

      ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of First Scientific's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements, as of March 31, 2000, together with the annual financial statements as of December 31, 1999. Whenever in this discussion the term "First Scientific" is used, it should be understood to refer to First Scientific, Inc. and its wholly owned subsidiary on a consolidated basis, except where the context clearly indicates otherwise.

      Plan of Operation

        First Scientific is a development stage company which, since inception, has incurred losses from operations. As of March 31, 2000 the cumulative net losses of First Scientific since inception total
      $6,930,127 of which $3,766,440 is attributable to a non-recurring charge for acquired research and development, as described in First
      Scientific's annual report on Form 10-KSB dated December 31, 1998.
      First Scientific is engaged primarily in the development and marketing of chemical formulations that management feels will have worldwide sales opportunities. As of March 31, 2000, First Scientific has had minimal sales from its products, but intends to expand the marketing of its products through private label relationships with companies that are major distributors in the medical, healthcare, over-the-counter, and multi-level arenas, both domestically and internationally. Previous marketing materials have been refined during the current quarter to add further support to the expanded sales efforts of First Scientific. Development of First Scientific's own brand, renamed ProCleanse (TM), will be handled mostly through regional brokers and distributors, especially in medical and food handling markets, and will be pursued on a case-by-case basis as profitable opportunities are identified and evaluated.

        First Scientific has developed two unique formulations. The first is a moisturizing, antimicrobial sanitizing formulation which can be delivered in wipe, spray, lotion or soap forms that removes 99.99% of bacteria from the skin, along with other pathogens, without the harsh effects of alcohol, CHG, PCMX, triclosan, or iodine which are active ingredients in most competitive products. The second is a topical rash prevention and treatment formulation that cleanses and moisturizes the skin. It is used in wipe form for the prevention and treatment against skin rashes caused by incontinence, as well as other skin rashes.

        The potential of worldwide markets for products similar to First
      Scientific's has grown significantly in recent years and is projected to continue growing at a substantial rate. Regarding growth of the market for products similar to First Scientific's antimicrobial formulation, the growth in demand is due to the increase in microbial related disease, sickness and death from methicillin-resistant and other bacteria, the demands of government and healthcare agencies/providers to create healthier treatment environments and the insistence of the public in general for healthier living and working conditions. The potential market growth for products similar to First
      Scientific's rash formulation is primarily a function of the growth rates in the incontinent geriatric population, as baby boomers grow older. This product appears also to have application in the infant care market. Management believes the markets for products similar to First Scientific's products will continue to expand and that the potential of First Scientific to become a significant participant in such markets is a reasonable expectation.

        First Scientific currently outsources the manufacturing of its products. The Company has defined relationships with several manufacturers, and is in the process of qualifying other manufacturers, who have U.S. Food and Drug Administration ("F.D.A.")
      compliant facilities and experience in manufacturing in accordance with F.D.A. standards. These companies are generally in the business of manufacturing for various customers who require F.D.A. compliant facilities for their products. First Scientific has decided to share its patent pending formulations (both for its antimicrobial and rash prevention products) with selected manufacturers, under strict non-disclosure/confidentially agreements, to facilitate the production of its products and to obtain the most cost effective pricing available. First Scientific filed for patent protection with the U.
      S. Patent Office for these product formulations during the third quarter of 1999. Said patent applications are still in the review process by the Patent Office.

        The cash requirements of First Scientific through the end of the second quarter 2000 will vary based upon a number of factors including, but not limited to, continuing research and development levels, increased market development, facilities enhancement, additional personnel, travel, a planned acquisition and other expenses related to projected growth. With the new business First Scientific is now actively pursuing, management believes existing cash, cash equivalents, cash generated from anticipated sales and cash generated from a private placement, which is presently open, there will be sufficient cash to meet Company obligations over the next nine months.
      However, in light of management's cash consumption projections for this period, if anticipated sales do not materialize in a timely manner at projected volumes and/or if its private placement does not proceed as anticipated, First Scientific would require other equity funding or loans to meet its working capital needs during the third quarter of 2000. There is no assurance that any funding will be available or that, if available, the terms of such funding will be favorable to First Scientific.

        The new source of revenue reported in the 1999 third quarter Form
      10-QSB and the 1999 Form 10-KSB filings by First Scientific has produced limited revenues from testing, but only limited revenue from the sale by the Company of ingredients during the present quarter due to the delay in the formal launch of  the product, for which this testing is still being performed. ConvaTec, a division of
      Bristol-Myers Squibb Company, has engaged First Scientific, on a fee for service basis, to perform testing procedures to assure that this product fulfills FDA compliance requirements.  ConvaTec has reported favorable results regarding First Scientific's testing procedures and
      operating protocols.   The formal launch of ConvaTec's product, which
      due to manufacturing scale-up delays, is now anticipated for the late second or third quarter of 2000, should result in increased revenues in future quarters from pre-testing.

      This relationship has allowed First Scientific to gain experience and to develop standard operating procedures that not only satisfy this customer's needs, but that should also withstand the most critical evaluations and requirements of future customers, and therefore, may provide other revenue opportunities as new customers may need similar testing. Even though ConvaTec has designated First Scientific as its vendor of choice for the post-testing work required by the F.D.A for this product, it appears unlikely, at this time, that any future revenue will be generated in connection with the testing contract. The
      Company may, however, secure other testing opportunities as new customers may need similar testing services.

        Product research and development is an ongoing process at First
      Scientific. Existing products are continuously being refined to meet the needs of markets the Company is pursuing. Potential customers present product specification requests from time to time which differ from those of First Scientific's existing product specifications.
      These circumstances often cause additional research and development to be performed in order to meet the required specifications. Similar requests from potential customers are also anticipated in the future.
      First Scientific likewise performs research on new products that fall within the scope of its currently defined market place and new market places that appear to have future economic potential. Increased spending is anticipated in future quarters for lab equipment, furniture and fixtures.

        In light of First Scientific's current outsourcing of its manufacturing, existing plant and equipment related to this area are projected to be sufficient to meet most of its growth needs. However, should First Scientific be required to perform expanded testing and/or manufacturing for its clients and/or should the Company deem it in its best interest to undertake in-house manufacturing, additional capital would be required to establish such activities. Management is actively pursuing additional outsourced manufacturing capacity for its products.

        First Scientific employs 14 individuals in management, administrative, and technical positions. As First Scientific continues to grow, additional personnel will need to be hired to enable the Company to meet its projected growth. During the current quarter a Vice-President of Sales, two market specific sales managers, a lab assistant and a part-time data base manager were hired. Management anticipates hiring a manufacturing vice-president, additional sales
      /marketing personnel, another lab technician and a senior finance person over the next three to six months.

        First Scientific continues to contract with Kinara Graphics for advertizing, web creation and creative marketing, with Scribe Public
      Relations for general public relations, press and media relations and with Kovach and Associates for industry consulting and introductions.
      The Company has also has retained consultants in the areas of international sales/marketing development, government affairs (in
      Washington, DC) and fund raising (in Boston/New York). Management feels these professionals are enhancing First Scientific's professionalism, market presence , potential customer contacts and funding capacity. Under the leadership of in-house sales and marketing management, collateral and sales presentation materials have been produced to promote First Scientific's antimicrobial healthcare personnel handwash and first aid antiseptic products to potential customers and to introduce the company to the media. Management considers the ongoing results of these efforts to be positive and feel they will lead to significant sales in the coming quarters.

      Recent Developments

        Two potentially significant events transpired during the quarter ending March 31, 2000 resulting from the Company's business operations planning. On March 15, 2000, the Company entered into an agreement to acquire an 80% interest in PureSoft Solutions
      L.L.C. ("PureSoft"), a New Hampshire limited liability company involved in manufacturing and distribution of health care products. On that date, the Company paid $50,000, issued options to purchase 87,534 common shares at $0.01 per share, and signed a $450,000 promissory note to the owners of PureSoft. In addition, the Company advanced
      $300,000 to PureSoft. The agreement provides for the Company to advance PureSoft $300,000 on June 15, 2000 and on August 15, 2000. The promissory note bears interest at 8.5% per annum with a $300,000 payment due on June 15, 2000 and quarterly payments of $50,000 thereafter through September 15, 2000. The options were recorded at their fair value of $261,779, or $2.99 per share, based on the Black-Scholes option pricing model using the following assumptions:
      6.2% risk-free interest rate, 0% yield, 0% volatility, and estimated life of 5 years.

      The $50,000 paid to the owners, the $300,000 advanced to PureSoft and the options are not refundable and will be forfeited should the Company not pay $300,000 on the promissory note and advance $300,000 on June 15, 2000. In the event the Company does not make the June 15th payments, the agreement will be void and the Company will have no further obligation under the promissory note. Accordingly, the payments made and the fair value of the options issued were accounted for as forfeitable deposits on the purchase at March 15, 2000.

      In connection with the PureSoft agreement, the Company entered into an
      Employment Agreement with David Wilich, President of PureSoft, and a
      Stock Option Agreement with David Wilich, Frank Wilich and Gene
      DuBois.   The significance of this agreement for the Company is that new markets will be sold into that, although niche oriented, can provide significant revenue to the Company in future periods and that
      PureSoft has introduced First Scientific to manufacturers whose pricing is considerably lower than the Company had been able to attain.  Development of such manufacturing relationships may provide greater operating margins and give the Company negotiating leverage regarding pricing with other manufacturers with whom it is dealing
      with now or in the future.   Management believes that the closing of
      the PureSoft agreement can have a very positive effect on the Company and should it not close, operations would be negatively impacted.

        The second event was the signing of a "Letter of Intent" with Tianjin ZhongZin Pharmaceutical Group Corporation Limited of Tianjin, the People's Republic of China. This letter of intent calls for due diligence, product surveys, market feasibility studies and product registration preparation to be performed which will serve as a basis for a joint venture to be formed. If both parties agree such a relationship would be in their individual and joint economic best interests, the contemplated joint venture would be negotiated and entered into in a timely manner. Should the joint venture come to fruition, First Scientific would have access to this vast market opportunity which should yield a fair return to the Company.

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations

      Financial Position

        First Scientific had $881,528 in cash as of March 31, 2000. This represents an increase of $673,594 from December 31, 1999. Working capital, as of March 31,2000, increased to $919,139 compared to working capital of $297,039 at December 31, 1999. The Company had an accumulated deficit of $6,930,127 at March 31, 2000, most of which had been funded out of proceeds received from the issuance of stock.

      Results of Operations

        During the three months ended March 31, 2000 and 1999, First
      Scientific had total operating revenues of $65,175 and $370 respectively. Revenue for the quarter ending March 31, 2000 primarily resulted from product testing and minimal product sales.

        On August 12, 1999 First Scientific signed a supply agreement with
      ConvaTec, a division of Bristol-Myers Squibb Company. Under this agreement, First Scientific provides raw materials to a third party manufacturer designated by ConvaTec, who manufactures a dimethicone based cleansing and diaper rash treatment and prevention product for this customer. Testing revenue for this product from ConvaTec, regarding F.D.A. compliance, which began during the quarter ended June
      30, 1999, continued during the quarter ending March 31, 2000. Testing revenue relating to this product accounted for the majority of the revenue during the quarter. However, this revenue diminished during the current quarter because of a delay in the formal product launch of this product by ConvaTec due to manufacturing scale-up issues. The delay in the formal launch of ConvaTec's product also delayed revenue from sales thereof.

      Ongoing negotiations are continuing with several market share leaders in the healthcare personnel handwash market where First Scientific is currently focusing it marketing efforts. Initial meetings with other domestic and international companies in the food handling and hospitality/direct marketing and retail markets have been held during the current quarter; however, no sales were finalized. Because the Company has experienced a longer sales cycle than it originally anticipated, delays in revenue generation have been experienced.

          First Scientific's regional distribution agreement with Welmed
      Specialties produced minimal revenues during the quarter ended March
      31, 2000. Additional warehousing inventory was shipped to Welmed during the current quarter. This agreement covers six western states; California, Nevada, Oregon, Washington, Utah and Hawaii.
      Welmed will have non-exclusive distribution rights to First
      Scientific's products in these states and exclusive distribution rights to First Scientific's Fresh Cleanse(R) brand products to hospitals, nursing homes, medical clinics and doctors offices in this territory.

        The Company's agreement to acquire PureSoft required a cash payment by the Company of $350,000 during the current quarter (see "Recent
      Events" in the Plan of Operations section of this document for details).

        Should anticipated sales from customers with whom First Scientific has agreements in place or is negotiating or other potential sales opportunities which First Scientific anticipates materializing in the second quarter of 2000 not come to fruition, the ability of First
      Scientific to sustain operations beyond the third quarter of 2000, without additional debt or equity financing, would be questionable.

        Private label agreements, such as those discussed above, create certain risks for First Scientific. These risks include (i) reliance for sales of products on other parties, and therefore reliance on the other parties' marketing ability, marketing plans and credit-worthiness; (ii) if First Scientific's products are marketed under other parties' labels, goodwill associated with use of the products generally inures to the benefit of the other parties rather than First Scientific; (iii) First Scientific may have only limited protection from changes in manufacturing costs and raw material costs;
      and (iv) if First Scientific continues to rely on other parties for all or substantially all of its sales, First Scientific may be limited in its ability to negotiate with such other parties for eventual renewals of their agreements. It is the belief of management that these risks are mitigated by initial market demands, the apparent uniqueness of the Company's formulations, large existing and expanding markets for its products and the caliber of customers with whom First Scientific is currently negotiating. However, First Scientific recognizes that, in the short run, it will be dependent on a few large customers where the bulk of its sales are envisioned to be generated.
      Until a broader base of customers has been established, the loss of one such customer could have a serious, material adverse impact on the operating viability of First Scientific.

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

        General and administrative expenses were $689,477 for the three months ended March 31, 2000, compared with $285,415 for the comparable period from the prior year. The increase in expenditures between years
      2000 and 1999 was due to the continued transition of First Scientific from a product development entity, with minimal sales during the first quarter of 1999, to an adequately staffed operation in the first quarter of 2000, which is capable of administrating the Company's aggressive go-to-market sales and marketing strategy and the commensurate requirement for research and product development.
      Executive office space into which First Scientific moved during 1998 reached capacity during the first quarter of 2000. During the current quarter First Scientific entered into an agreement with its present landlord to renegotiate its present lease and to lease an additional
      5,300 square feet of space adjacent to its existing space to house the expanded testing, research and development and sales/marketing functions to accommodate present and anticipated growth. Contracts for furniture, fixtures and equipment were entered into during the current quarter to adequately outfit this space and to meet the business needs of Company's employees and the demands of its customers.

        Research and development expenses were $52,243 for the three ended
      March 31, 2000 compared with $6,262 for the comparable periods from the prior year. The increase in expenditures between 2000 and 1999 resulted from the continued refinement of First Scientific's formulations and the development of new product variations to meet customer requests. Management anticipates an increase in research and development expenses for future periods, as First Scientific expands its product offerings.

      Liquidity and Capital Resources

        Historically, First Scientific has financed its operations principally through loans, private placements of equity securities and sporadic product sales. During the three month period ending
      March 31, 2000, sales and testing revenues constituted the source of the majority of funds from the operations of First Scientific. First
      Scientific used net cash of $430,940 in operating activities during the three months ended March 31, 2000. As of March 31, 2000, First
      Scientific's current and long-term liabilities totaled $161,956. The
      Company had working capital of $919,139 as of March 31. 2000. Without additional equity capital from a private placement or some other source of capital, First Scientific anticipates experiencing severe liquidity problems during the third quarter of 2000.

      Year 2000

        First Scientific uses computers principally for scientific modeling and calculation, product/market research and administrative functions, such as communications, word processing, accounting and management and financial reporting. First Scientific's computer system was purchased in September, 1998 and is planned to be updated during the second quarter of 2000. The software utilized by First Scientific is generally standard "off the shelf" software, typically available from a number of vendors. First Scientific did not experience any significant year 2000 problems.

        In addition to its own computer systems, in connection with its business activities, First Scientific interacts with suppliers, customers, creditors and financial service organizations domestically and globally who use computer systems. It is impossible for First
      Scientific to monitor all such systems, and there can be no assurance that the failure of such systems would not have a material adverse impact on First Scientific's business and operations. No year 2000 problems were experienced by the Company's vendors, contractors or customers that negatively affected the Company.

      Forward-Looking Statements

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

                         PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS.

        An individual asserted a claim against the Company under the terms of an agreement in principal in 1991, which purported to promise shares of Linco common stock if certain conditions were met by the individual in representing the Company to potential customers. First
      Scientific's management maintains that the 1991 agreement is no longer valid because the conditions were not met within a reasonable time and because of the individual's failure to fulfill other material terms of the 1991 agreement. Because of the claim, the Linco founders and Company filed an action for declaratory judgement that the individual has no entitlement against the Company. The individual responded and filed a counter claim that he had "fully performed" under the 1991 agreement. The action is now only in the discovery phase. Management believes this claim should not ultimately result in any potential liability to the Company based on sufficient defenses and further on an indemnification agreement it has with the Linco founders.

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c)     Sales of Unregistered Securities

        During the quarter ended March 31, 2000, First Scientific issued
      501,666 shares of common stock to five accredited investors for $1,505,000 in cash or $3.00 per share pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The capital contribution was in connection with a private placement memorandum the company is in the process of funding. First Scientific did not use an underwriter in connection with the Private Placement.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits

         The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

        Exhibit #

                                                                       Description

        2.1     Agreement and Plan of Reorganization, dated August 10,
                1998, between the Registrant, Linco, Linco Acquisition Corp.
                and Edward Walker(1)
        2.2                                                Purchase
                                                           Agreement dated
                                                           as of March 15,
                                                           2000 among the
                                                           Registrant and
                                                           David Wilich,
                                                           Frank Wilich,
                                                           Jr., Gene Dubois
                                                           and PureSoft
                                                           Solutions,
                                                           L.L.C., a New
                                                           Hampshire limited
                                                           liability
                                                           company. (7)
        3.1                                                Articles of
                                                           Incorporation(2)
        3.2     Bylaws(2)
        3.3     Amendment to Articles of Incorporation changing name to
                First Scientific, Inc. and effecting a forward stock split.(1)
        10.1    Non-qualified Stock Option Agreement with Jerral R. Pulley(3)
        10.2    Non-qualified Stock Option Agreement with Peter Sundwall,
                M.D.(3)
        10.3    1998 Stock Incentive Plan(4)
        10.4    Agreement with Weldon Phillips(5)
        10.5    Employment Agreement with Randy Hales(5)
        10.6    Consulting Agreement with Jerral R. Pulley(5)
        10.7    Consulting Agreement with Edward Walker(5)
        10.8    Exclusive License and Supply Agreement with Convatec
                (Confidential Testament Requested for Certain Portions) (6)
        10.9    Employment Agreement with David Wilich (7)
        10.10   Stock Options Agreement with David Wilich, Frank Wilich and
                Gene Dubois.(6)
        27      Financial data schedule(8)
              _____________________
           (1)       Incorporated by reference to the same-numbered exhibit
                     to the  Form 8-K filed October 2, 1998 by First
                     Scientific with the Securities and Exchange Commission.
           (2)  Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB, file No.
                0-24378.
           (3)  Incorporated by reference to the same-numbered exhibit to the Form 10-QSB filed November 16, 1998 with the Securities and Exchange Commission.
            (4)      Incorporated by reference from Quarterly Report on Form
                     10-QSB, as filed on June 15, 1999.
           (5)  Incorporated by reference to the same numbered exhibit to the form 10-QSB filed November 16, 1999 with the Securities and Exchange Commission.
         (6)    Incorporated by reference from Amended Quarter Report on
                Form 10/QSB/A as filed on March 8, 2000.
         (7)    Incorporated by reference from Report on Form 8-K, as filed on March 30, 2000.
         (8)    Filed herewith.

          (b)   Reports on Form 8-K

                     On March 30, 2000, the Company filed a report on Form 8-K.

         A report on Form 8-K was filed during the reporting quarter on March 30, 2000.


                                        SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REGISTRANT

                                  FIRST SCIENTIFIC, INC.
                                        Registrant


      DATED: May 15,2000            By:       /s/ Randall L. Hales

                                                  Randall L. Hales, CEO and
                                    President

      DATED: May 15, 2000           By:      /s/ Gordon M. Davis

                                     Gordon M. Davis, Vice President
                                                   Administration/CFO
                                                   (Principal
                                                   Financial and Accounting
                                                   Officer)







