Form 10QSB
period 2000-06-30
FIRST SCIENTIFIC INC
filed 2000-08-21
CIK 925665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                       For the quarter ended June 30, 2000
                         Commission File Number: 0-24378


                             FIRST SCIENTIFIC, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                   33-0611745
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

               1877 West 2800 South, Suite 200, Ogden, Utah 84401
             (Address of principal executive offices, including zip
                                      code)

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

YES         X              NO
         -------                 -----


There were 20,978,770 shares of common stock, $.001 par value, outstanding as of August 18, 2000.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                                   FORM 10-QSB


                    THREE AND SIX MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2000
              and December 31, 1999............................................3

         Condensed  Consolidated  Statements of Operations  (Unaudited)  for the
              Three and Six Months Ended June 30, 2000 and 1999 and for the Cumulative Period from April 30, 1990 (Date of Inception)
              through June 30, 2000............................................4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six
              Months Ended June 30, 2000 and 1999 and for the Cumulative Period
              from April 30, 1990 (Date of Inception) through June 30, 2000....5

         Notes to Condensed Consolidated Financial Statements (Unaudited)......7

Item 2.  Management's Discussion and Analysis or Plan of Operation............12


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................18

Item 2.  Changes in Securities and Use of Proceeds............................18

Item 6.  Exhibits and Reports on Form 8-K.....................................18

Signatures    ................................................................20

                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   June 30,         December 31,
                                                                                     2000               1999
                                                                                 ---------------   -------------
                                                       ASSETS
Current Assets
     Cash                                                                        $     3,120,494   $     207,934
     Available-for-sale marketable securities                                             36,526          94,811
     Accounts receivable, net                                                            113,183          94,933
     Inventory                                                                            71,116          35,262
     Prepaid expenses                                                                     13,710          46,551
                                                                                 ----------------  --------------
         Total Current Assets                                                          3,355,029         479,491
                                                                                 ----------------  --------------
Property and Equipment
     Equipment                                                                           336,873         173,532
     Leasehold improvements                                                               52,970          10,229
     Less: Accumulated depreciation and amortization                                     (46,808)        (27,016)
                                                                                 ---------------   --------------
         Net Property and Equipment                                                      343,035         156,745
                                                                                 ----------------  --------------
Goodwill and Other Intangible Assets, net                                              1,128,341          18,750
                                                                                 ----------------  -------------
Other Assets                                                                              34,750          34,883
                                                                                 ---------------   -------------
Notes Receivable - Related Party                                                           7,414           7,000
                                                                                 ---------------   -------------
                                                                                 $     4,868,569   $     696,869
                                                                                 ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Promissory note                                                             $       150,000   $          --
     Member interest purchase obligation                                                 106,083              --
     Capital lease obligation, current portion                                            18,394           8,850
     Note payable                                                                          6,807          19,590
     Accounts payable                                                                    256,079         123,352
     Accrued liabilities                                                                 118,161          30,660
                                                                                 ---------------   -------------
         Total Current Liabilities                                                       655,524         182,452
                                                                                 ---------------   --------------
Capital Lease Obligation, net of current portion                                          33,426          14,197
                                                                                 ---------------   --------------
Stockholders' Equity
     Convertible redeemable  preferred stock series 2000-A,  $1,000 stated value per share:  4,500 shares  authorized;  3,000 shares outstanding in 2000
         (aggregate liquidation preference
         of $3,013,333)                                                                2,713,333             --
     Common stock, $0.001 par value: 50,000,000 shares authorized;
         20,978,770 shares outstanding in 2000, and 20,219,770 shares
         outstanding in 1999                                                              20,979          20,220
     Additional paid-in capital                                                       11,859,923       7,001,564
     Deficit accumulated during the development stage                                (10,191,067)     (6,231,062)
     Deferred compensation                                                              (223,549)       (273,599)
     Unrealized loss on investments in marketable securities                                  --         (16,903)
                                                                                 ---------------   -------------
         Total Stockholders' Equity                                                    4,179,619         500,220
                                                                                 ---------------   -------------
                                                                                 $     4,868,569   $     696,869
                                                                                 ===============   =============



     See accompanying notes to condensed consolidated financial statements.
                                        3

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                                             Cumulative from
                                                                                                             April 30, 1990
                                                                                                                (Date of
                                                  For the Three Months            For the Six Months           Inception)
                                                     Ended June 30,                 Ended June 30,               Through
                                              ----------------------------- -------------------------------
                                                   2000           1999           2000            1999         June 30, 2000
                                              --------------- ------------- --------------- --------------- ------------------
Revenues                                      $     91,444    $   121,929   $    156,619    $    122,299       $     946,246
Cost of Revenues                                    63,995         24,049         93,793          24,297             396,669
                                              --------------- ------------- --------------- --------------- ------------------
   Gross Profit                                     27,449         97,880         62,826          98,002             549,577
                                              --------------- ------------- --------------- --------------- ------------------
Operating Expenses:
   Selling, general and administrative             957,307        240,595      1,646,784         526,010           4,150,671
   Research and development                        118,872          9,846        171,115          16,108           4,255,647
                                              --------------- ------------- --------------- --------------- ------------------
     Total Operating Expenses                    1,076,179        250,441      1,817,899         542,118           8,406,318
                                              --------------- ------------- --------------- --------------- ------------------
Loss from Operations                            (1,048,730)      (152,561)    (1,755,073)       (444,116)         (7,856,741)
Other Income (Expense):
   Interest income                                  13,920          9,024         22,950          21,170              70,275
   Interest expense                                (11,020)        (1,187)       (12,773)         (2,351)           (111,027)
   Realized loss on available-for-sale
     marketable securities                         (75,188)            --        (75,188)             --            (215,534)
                                              --------------- ------------- --------------- --------------- ------------------
     Total Other Income (Expense), net             (72,288)         7,837        (65,011)         18,819            (256,286)
                                              --------------- ------------- --------------- --------------- ------------------
Loss before Income Taxes                        (1,121,018)      (144,724)    (1,820,084)       (425,297)         (8,113,027)
Income Tax Benefit                                      --             --             --              --              61,881
                                              --------------- ------------- --------------- --------------- ------------------
Net Loss                                        (1,121,018)      (144,724)    (1,820,084)       (425,297)         (8,051,146)
Preferred Stock Dividends                        2,139,921             --      2,139,921              --           2,139,921
                                              --------------- ------------- --------------- --------------- ------------------
Net Loss Attributable to Common Stockholders
                                              $ (3,260,939)   $  (144,724)  $ (3,960,005)   $   (425,297)   $    (10,191,067)
                                              =============== ============= =============== =============== ==================

Basic and Diluted Net Loss Per Common Share
                                              $      (0.16)   $     (0.01)  $      (0.19)   $      (0.02)
                                              =============== ============= =============== ===============

Weighted Average Number of Common Shares
   Outstanding                                  20,764,689     20,169,770     20,614,647      20,169,770
                                              =============== ============= =============== ===============

Other Comprehensive Loss:
  Net loss                                    $ (1,121,018)   $  (144,724)  $ (1,820,084)   $   (425,297)   $     (8,051,146)
  Unrealized holding loss on available for
     sale marketable securities                         --        (77,714)            --        (128,213)                --
  Losses included in net income                      1,205             --         16,903              --                 --
                                              --------------- ------------- --------------- --------------- ------------------
Comprehensive Loss                            $ (1,119,813)   $  (222,438)  $ (1,803,181)   $   (553,510)   $     (8,051,146)
                                              =============== ============= =============== =============== ==================

     See accompanying notes to condensed consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  Cumulative from
                                                                                                   April 30, 1990
                                                                                                     (Date of
                                                                  For the Six Months Ended           Inception)
                                                                           June 30,                   Through
                                                                   2000                1999         June 30, 2000
                                                               ----------------- -------------   ------------------
Cash Flows From Operating Activities
     Net loss                                                  $    (1,820,084)  $    (425,297)  $      (8,051,146)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Loss on marketable securities                                  75,188             --              215,534
         Depreciation and amortization                                  57,392          55,605             200,658
         Loss on disposal of property and equipment                      5,573             --                5,573
         Amortization of deferred compensation                         243,800          30,968             636,895
         Interest income on related-party note receivable                 (414)            --                 (414)
         Common stock issued for services                                  --              --              124,355
         Common stock issued for purchased research
               and development                                             --              --            3,766,440
         Deferred income tax benefit                                       --              --              (61,881)
         Changes in assets and liabilities, net of effects of
              the acquisition of PureSoft Solutions L.L.C.:
                Accounts receivable, net                                 4,586        (120,490)            (90,347)
                Inventory                                              (17,052)        (20,244)            (52,314)
                Prepaid expenses                                        32,841          16,539              16,290
                Other assets                                               133             --              (34,751)
                Accounts payable                                        99,442         (22,102)            222,794
                Accrued liabilities                                    (12,944)        (59,302)            150,146
                                                               ----------------  --------------  -----------------
         Net Cash Used In Operating Activities                      (1,331,539)       (544,323)         (2,952,168)
                                                               ---------------   --------------  -----------------

Cash Flows From Investing Activities
     Purchases of property and equipment                              (163,449)        (40,983)           (319,264)
     Proceeds from sale of marketable securities                           --              --              302,847
     Acquisition of PureSoft Solutions L.L.C.,
         net of cash acquired                                         (202,422)            --             (202,422)
     Issuance of related-party notes receivable                           --               --               (7,000)
                                                               ---------------   -------------   -----------------
     Net Cash Used In Investing Activities                            (365,871)        (40,983)           (225,839)
                                                               ---------------   --------------  ------------------

Cash Flows From Financing Activities
     Proceeds from borrowings                                              --            4,336             275,565
     Principal payments on notes payable                              (362,783)            --             (518,758)
     Proceeds from loans from stockholders                                 --              --              158,934
     Principal payments on loans from stockholders                         --           (6,667)            (86,500)
     Principal payments on capital lease obligations                    (4,248)         (1,926)             (9,144)
     Proceeds from the issuance of Series 2000-A
         preferred stock                                             2,700,000              --           2,700,000
     Proceeds from issuance of common stock                          2,277,001             --            3,778,404
                                                               ----------------  -------------   -----------------
     Net Cash Provided By (Used In) Financing Activities             4,609,970          (4,257)          6,298,501
                                                               ---------------   --------------  -----------------
Net Increase (Decrease) In Cash                                      2,912,560        (589,563)          3,120,494
Cash At Beginning Of The Period                                        207,934       1,286,299                 --
                                                               ---------------   -------------   -----------------
Cash At End Of The Period                                      $     3,120,494   $     696,736   $       3,120,494
                                                               ===============   =============   =================


     See accompanying notes to condensed consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                                                            Cumulative from
                                                                                             April 30, 1990
                                                          Six Months Ended June 30,             (Date of
                                                    -------------------------------------- Inception) through
                                                           2000               1999           June 30, 2000
                                                    ------------------- ------------------ -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest         $        11,709     $         2,351    $       109,963

Supplemental Schedule of Non-cash Investing and
   Financing Activities:
   Acquisition of PureSoft Solutions L.L.C.
       Fair value of assets acquired                      1,651,592                  --
       Liabilities assumed                                  183,730                  --
       Promissory note                                      450,000                  --
       Fair value of stock options issued                   261,779                  --
       Member interest purchase obligation                  106,083                  --
   Noncash preferred stock dividends                      2,139,921                  --
   Equipment acquired through capital lease
        obligations                                          33,021               3,727
   Stock option grants at less than fair value              193,750                  --



     See accompanying notes to condensed consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted although the Company believes that the following disclosures are adequate to make the information presented not misleading.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Operating results for the three months and six months ended June 30, 2000, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2000.

Net Loss Per Common Share--Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At June 30, 2000 and 1999, there were outstanding common stock equivalents to purchase 6,397,035 and 1,315,000 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.


NOTE 2-ACQUISITION OF PURESOFT SOLUTIONS L.L.C.

On March 15, 2000, the Company entered into an agreement (the "PureSoft Agreement") to acquire PureSoft Solutions L.L.C. ("PureSoft"), a New Hampshire limited liability company involved in the manufacturing and distribution of health care products. As consideration for the purchase of 80% of the ownership of PureSoft, the Company agreed to pay $50,000 in cash, issue options to purchase 87,534 common shares at $0.01 per share, and issue a $450,000 promissory note bearing interest at 8.5% per year with a $300,000 payment due on June 15, 2000, and quarterly payments of $50,000 thereafter through March 15, 2001. The PureSoft Agreement also provides that the Company will purchase an additional 7%, and the remaining 13% ownership interest in PureSoft on April 1, 2001, and April 1, 2002, respectively, by issuing shares of its common stock. The number of shares to be issued is contingent upon the net income before income taxes of PureSoft, and shall vary in proportion to any over- or under-achievements of established performance milestones stated in the PureSoft Agreement, provided, however, that an aggregate minimum of 35,361 shares of the Company's common stock are to be issued for the remaining 20 % ownership interest. In addition, the PureSoft Agreement required the Company to make working capital advances of $300,000 to PureSoft on each of March 15, 2000, June 15, 2000, and August 15, 2000. All of the working capital advances were paid on or before the respective due date. The acquisition was accounted for as a purchase.

On March 15, 2000, the Company paid $50,000 to the PureSoft owners and $300,000 to PureSoft and issued the options. The options were recorded at their estimated fair value of $261,779, or $2.99 per share, based on the Black-Scholes option-pricing model. The PureSoft Agreement would have been void in the event the Company did not make the required $300,000 promissory note payment together with accrued interest and the working capital advance on or before June 15, 2000, and the $50,000 paid to the PureSoft owners, the $300,000 advanced to PureSoft, and the options would have been forfeited. On June 2, 2000, the Company made the required payments and consummated the acquisition.

The purchase price consisted of: (1) $50,000 paid in cash to the PureSoft owners; (2) $600,000 paid in cash as working capital advances prior to the purchase; (3) the $450,000 promissory note; (4) the estimated fair value of the stock options of $261,779; and (5) the estimated fair value of $106,083 for the minimum of 35,361 shares to be issued for the remaining 20% ownership interest, and totaled $1,467,862. The contingent shares which may be issued based upon PureSoft's achieving specific levels of net income before income taxes will be recorded at the then fair value of the shares issued and will, accordingly, affect the recorded amount of goodwill.

The purchase price allocations to tangible assets included $447,578 of cash, $22,836 of accounts receivable, $18,802 of inventory, and $14,911 of property and equipment. The purchase price allocations to liabilities assumed included $33,285 of accounts payable, $100,445 of accrued liabilities, and $50,000 of related party notes payable. The excess of the purchase price over the estimated fair market value of the net assets acquired was $1,147,465 and was capitalized as goodwill to be amortized over a period of five years.

The following unaudited pro forma financial statement data presents the results of operations of the Company as if the acquisition of PureSoft had occurred at the beginning of each period. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisitions been made at the beginning of the applicable period.

                                     For the Six Months Ended June 30,
                                    -------------------------------------
                                          2000               1999
                                    ------------------ ------------------
Revenues                            $      206,466     $      171,024
Net loss                                (2,044,802)          (528,764)
Net loss  attributable  to  common
  stockholders                          (4,284,723)          (528,764)
Basic  and  diluted  net  loss per
   common share                              (0.20)             (0.03)


NOTE 3-AVAILABLE-FOR-SALE MARKETABLE SECURITIES

The Company has investments in marketable equity securities which are classified as available-for-sale securities. During the three months ended June 30, 2000, the market value of these securities declined and management determined that the decline was other than temporary. Accordingly, a write-down of $75,189 was recorded to adjust the carrying value of the securities to market value.

NOTE 4-SERIES 2000-A CONVERTIBLE PREFERRED STOCK

On May 16, 2000,  the Company  executed a  securities  purchase  agreement  (the
"Purchase Agreement") with Aspen Capital Resources, L.L.C. (the "Purchaser"), whereby the Purchaser purchased 1,000 shares of Series 2000-A Convertible Preferred Stock ("Series 2000-A Preferred Stock") from the Company for $1,000,000, less a 10% placement fee payable to the Purchaser, , and warrants exercisable for the purchase of additional shares of Company common stock by the Purchaser. The Purchase Agreement provides for the subsequent purchases of an additional 3,000 shares of Series 2000-A Preferred Stock with accompanying warrants for an aggregate amount of $3,000,000. The first two subsequent closings shall be for $1,000,000 each and the last two for $500,000 each, all of the foregoing being subject to a similar 10% placement fee to the Purchaser. As of June 30, 2000, the Company had issued 3,000 shares of Series 2000-A Preferred Stock in exchange for net proceeds of $2,700,000. The placement fee was netted against the proceeds receivable under the Purchase Agreement. Subsequent to June 30, 2000, the Company issued an additional 500 shares of Series 2000-A Preferred Stock in exchange for net proceeds of $450,000.

Redemption - The Company may be requested to redeem all of the outstanding shares of Series 2000-A Preferred Stock at a price equal to 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if any, through the date of redemption if (i) an event of noncompliance as defined in the Purchase Agreement occurs, or (ii) if, after the first date upon which the Company's common stock is quoted in the NASDAQ Stock Market System or reported on the National Association of Securities Dealers' ("NASD") OTC Bulletin Board, the average of the closing quoted bid prices for the Company's common stock for 22 consecutive trading days, is less than or equal to $2.00 per share. If the

Company opts not to make the redemption payment when due, dividends will accrue on all outstanding Series 2000-A Preferred Stock from and after the Redemption Date at 21% per year until paid in full and the conversion price will be reduced by $0.50 per share.

Under the Purchase  Agreement,  an event of noncompliance shall have occurred if
(i) the Company fails to pay on any dividend payment date the full amount of dividends then accrued, (ii) the Company fails to make any redemption payment which it is required to make, (iii) the Company breaches or otherwise fails to perform or observe any material provision of the Purchase Agreement, and such failure is not cured within 15 days after the occurrence thereof, (iv) any representation or warranty contained in the Purchase Agreement or required to be furnished to any holder is false or misleading in any material respect, (v) the Company makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due, or an order, judgment or decree is entered adjudicating the Company bankrupt or insolvent,
(vi) any material provision of the Purchase Agreement shall at any time for any reason be declared to be null and void, (vii) (A) any registration statement required to be filed by the Company and declared effective by the Securities and Exchange Commission (the "SEC") pursuant to the Purchase Agreement shall not become effective as provided in the Purchase Agreement or shall cease to be effective, (B) the SEC shall issue any stop order suspending the effectiveness under the Securities Act of any registration statement required to be filed by the Company and declared effective by the SEC pursuant to the Purchase Agreement or any state securities commission suspends the qualification of the securities covered thereby for offering for sale in any jurisdiction, (C) any proceeding for purposes of either (A) or (B) above is initiated, or (D) after September 18, 2000 the common stock is suspended from trading on or the price for the common stock is not quoted or reported on the NASDAQ Stock Market System or the NASD's OTC Bulletin Board, (viii) the Company at any time shall not have the required number of reserved and available authorized but unissued shares of common stock, or (ix) the occurrence of any material adverse change in the business, condition (financial or otherwise), prospects, or results of operations of the Company taken as a whole.

After May 16, 2001, the Company has the right to redeem all or some of the outstanding shares of Series 2000-A Preferred Stock by paying 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if any, through the date of redemption. However, the Company may not redeem any Series 2000-A Preferred Stock unless all dividends accrued on all of the outstanding Series 2000-A Preferred Stock through the immediately preceding dividend payment date have been paid in full. If the Company does not make the redemption payment when due, dividends will accrue on all outstanding Series 2000-A Preferred Stock from and after the redemption date at 21% until paid in full and the conversion price will be reduced by $0.50 per share.

Conversion - Holders of Series 2000-A Preferred Stock have the right, but not the obligation to convert the stated value and any accrued and unpaid dividends thereon into shares of the Company's common stock by dividing the stated value of such shares to be converted together with any accrued but unpaid dividends thereon by the conversion price (the "Conversion Price"), which is 80% of the average of the three lowest closing bid prices for the common stock quoted on the NASDAQ Stock Market System or reported on the NASD's OTC Bulletin Board during the 15 trading days preceding the conversion date, subject to a maximum conversion price of $4.00 per share and a minimum conversion price of $2.00 per share, subject to adjustment. As of June 30, 2000, 3,000 shares of Series 2000-A Preferred Stock were convertible into common stock. All remaining shares of Series 2000-A Preferred Stock to be issued under the Purchase Agreement are convertible upon issuance. Upon the occurrence of an event of noncompliance (see above), the minimum conversion price shall not be subject to any limitations.

On or after November 16, 2001, the Company may require the holder of Series 2000-A Preferred Stock to convert all of the shares of Series 2000-A Preferred Stock into shares of common stock by delivering to the holder 30-days prior written notice of the exercise of this right.

During the six months ended June 30, 2000, the Company recorded a preferred stock dividend of $750,000 related to the 20% discount on the shares of Series 2000-A Preferred Stock then convertible.

On August 17, 2000, the Company agreed to allow the holder of the Series 2000-A Preferred Stock to convert up to $1,000,000 in stated value of Series 2000-A Preferred Stock at a conversion price of $2.00 per share and will, subsequent to June 30, 2000, record a preferred stock dividend of $250,000 related to the reduction in the conversion price.

Adjustment of the conversion price - If after May 16, 2000, the Company issues or sells any shares of common stock or grants any rights or options to purchase common stock or any stock or other securities convertible into or exchangeable for common stock or issues or sells any convertible securities, and the value per share for such common stock issuable is less than the fair market value per share, the conversion price of the Series 2000-A Preferred Stock is reduced according to a formula defined in the Purchase Agreement.

Registration Rights - The Company was required to use its best efforts to register or qualify under applicable federal and state securities laws the resale by the Purchaser of (i) all shares of common stock issuable upon conversion of the Series 2000-A Preferred Shares, (ii) all of the shares of the common stock issuable upon exercise of the related warrants, and (iii) all of the additional shares of common stock issued or issuable to the Purchaser pursuant to the Purchase Agreement and to maintain such registrations or qualifications effective for all periods during which any Series 2000-A Preferred Share may be converted or any related warrants may be exercised. Accordingly, the Company filed a registration statement with the SEC covering the required number of shares, which was declared effective on July 7, 2000.

If such registration statement ceases to remain effective as provided in the Purchase Agreement, the Company is required to issue to the Purchaser on such date and on every date which is 30 days or a multiple thereof after such date, until such registrations or qualifications shall become effective, additional shares of common stock equal in number to 5% of the total number of shares of common stock issued or issuable upon conversion of all issued and outstanding Series 2000-A Preferred Shares and to cause the resale of all such additional shares to be included in the registrations or qualifications.

Dividends - The holder of Series 2000-A Preferred Stock is entitled to receive cumulative dividends equal to 8% per year and payable quarterly within 5 days after the last business day of each calendar quarter provided, however, that if there is an event of noncompliance, as defined in the Purchase Agreement, the holder of Series 2000-A Preferred Stock shall be entitled to receive cumulative dividends equal to 21% per year. The holder of Series 2000-A Preferred Stock at its option may elect to receive payment of dividends in cash or in shares of the Company's common stock at the Conversion Price. Unless all accrued dividends and interest thereon, if any, have been paid in full, no dividend on any other stock shall be declared, paid, or made.

The Company recorded $13,333 in Series 2000-A Preferred Stock dividends for the six months ended June 30, 2000. This is in addition to the $750,000 dividends related to the beneficial conversion feature.

Warrants - The Purchase Agreement provides for the issuance of Series 2000-A Warrants (the "Warrants") in connection with each closing of the purchase of Series 2000-A Preferred Stock. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00 per share.

The number of Warrants ultimately issued by the Company will vary depending on the conversion price of the Series 2000-A Preferred Stock. The holder of the Warrants will be entitled to receive one warrant for every share of Common Stock received on the conversion of the Series 2000-A Preferred Stock. Because the number is variable, the number of Series 2000-A Warrants to be issued is also variable. However, pursuant to the Purchase Agreement, the number of such Warrants to be issued will be fixed no later than November 16, 2000, assuming no event of default has occurred. The Purchase Agreement provides that the ultimate number of warrants shall be determined by dividing the aggregate stated value of the shares of Series 2000-A Preferred Stock by the Conversion Price determined as of the earlier of November 16, 2000, the date on which the holder of the Warrants converts its shares of Series 2000-A Preferred Stock, or the date on which the shares of Series 2000-A Preferred Stock are redeemed.

The Warrants are exercisable from December 1, 2000, or earlier upon the occurrence of an event of default, as defined in the Warrants, or a change in control of the Company, and may be exercised through May 16, 2004, provided that at the time of exercise a registration statement relating to the common stock is then in effect and the common stock is qualified for sale or exempt from qualification under applicable state securities laws. The Warrants are not subject to early redemption by the Company.

The Company recorded $1,376,588 in Series 2000-A Preferred Stock dividends related to the potential issuance of the Warrants during the six months ended June 30, 2000. This is in addition to the $750,000 dividends related to the beneficial conversion feature and the $13,333 related to the 8% dividend rate.

Voting Rights - Each share of Series 2000-A Preferred Stock issued and outstanding shall have the number of votes equal to the number of shares of common stock into which the share of Series 2000-A Preferred Stock is convertible.

Reserved Shares - The Company is required to reserve shares of its common stock, solely for the purpose of issuance upon the conversion of all outstanding Series 2000-A Preferred Stock.


NOTE 4-STOCKHOLDERS' EQUITY

During the six months ended June 30, 2000, the Company received cash proceeds in the amount of $2,277,000 under the terms of a private placement offering by issuing 759,000 investment units, at $3.00 per unit. Each investment unit consists of one share of the Company's common stock and a warrant to purchase one-half share of common stock at $4.50 per share. The warrants expire December 31, 2001.

NOTE 5-STOCK OPTIONS

During the six months ended June 30, 2000, the Company granted 225,000 options under its 1998 Stock Option Plan. Of the options granted, 155,000 options have an exercise price of $1.75 per share and 70,000 options have an exercise price of $3.00 per share. The options are exercisable as follows: 40% on the date of grant and 60% over a two-year period from the date of grant. All options granted during this period expire on the fifth anniversary of their respective grant date. The Company recorded $193,750 of deferred compensation related to options that have exercise prices below the fair market value on the date of grant. Amortization of deferred compensation amounted to $243,799 and $85,857 for the six months and the three months ended June 30, 2000, respectively.

Additionally, the Company granted options to purchase 87,534 common shares at $0.01 per share in connection with the acquisition of PureSoft. These options are exercisable immediately and have no expiration date.

NOTE 6-COMMITMENTS AND CONTINGENCIES

Operating Lease - On March 1, 2000, the Company added additional office and laboratory space and renegotiated the lease for its current office space. The new lease is for a three-year term, is renewable on an annual basis, and currently requires lease payments of $7,325 per month with annual escalations equal to the lesser of the change in the consumer price index or 5%.

Capital Lease - On June 2, 2000, the Company entered into a capital lease arrangement for telephone and computer equipment in the amount of $33,021. The lease is for a five-year term and requires lease payments of $735 per month.

Legal Contingencies- An individual asserted a claim against the Company under the terms of an agreement allegedly entered into in 1991, which purported to promise shares of common stock of Linco Industries, Inc. ("Linco"), the predecessor of the Company prior to its reorganization on September 15, 1998, if certain conditions were met by the individual in representing Linco to potential customers. Company management maintains that the alleged 1991 agreement is no longer valid because the conditions were not met within a reasonable time and because the individual failed to fulfill other material terms of the 1991 agreement. Because of the claim, Linco's founders and the Company filed an action for declaratory judgment seeking a determination that the individual has no legal rights against the Company. The individual responded and filed a counterclaim that he had "fully performed" under the 1991 agreement. The parties are conducting discovery. Company management believes this claim should not ultimately result in any liability to the Company based on sufficient defenses and an indemnification agreement it has with Linco's founders.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements, as of March 31, 2000, together with the annual financial statements as of December 31, 1999. Whenever in this discussion the term "First Scientific" or the "Company" is used, it should be understood to refer to First Scientific, Inc. and its wholly owned subsidiaries on a consolidated basis, except where the context clearly indicates otherwise.

Plan of Operation

First Scientific, Inc. is a development stage company engaged in the research, development and commercialization of patent-pending topical skin care technologies. The Company sells its technologies and products, both domestically and internationally, into four active market segments, including professional health care, food service, hospitality, and janitorial/sanitation, with additional target market opportunities in the retail and health and fitness segments. The Company's operations are located in Utah and New Hampshire.

The Company maintains information concerning its business, its products, test results, media coverage and investor relations at the Company's Web site, www.firstscientific.com. Additional information on PureSoft Solutions LLC is located at www.puresoft.ws. Reference to these URLs is not intended and should not be construed as incorporation of information contained on these sites as part of this report.

First  Scientific  is  primarily  engaged  in   commercializing   the  following
technology platforms and products:

Antimicrobial Technology - MicrobNZ(TM), Protection at the Microbial Level

MicrobNZ is highly efficacious, long-lasting with a high degree of persistence, and fast-acting against a broad spectrum of pathogens, including Escherichia coli, Pseudomonas aeruginosa, Staphylococcus aureus and drug resistant bacteria such as Methicillin resistant Staphylococcus aureus (MRSA) and Vancomycin resistant Enterococcus (VRE). The MicrobNZ formulation does not contain any irritating or degrading active ingredients such as Triclosan(R), CHG (Chlorhexidine Gluconate), PCMX (Chloroxlyenol), iodine, or alcohol. Unlike these other degrading active ingredients, products formulated with MicrobNZ significantly improve and moisturize the skin.

First Scientific's antimicrobial formulation has exceeded the Food and Drug Administration ("FDA") protocols required for classification as a Health Care Personnel Handwash and as a First-Aid Antiseptic (21 CFR 333).

MicrobNZ can be used facility-wide and is appropriate for patient, public and staff handwashing. This technology can be packaged as an antimicrobial handwash, antimicrobial first-aid antiseptic lotion, antimicrobial first-aid antiseptic spray, and antimicrobial first-aid antiseptic towelettes. First Scientific markets its antimicrobial technology under the MicrobNZ brand.

Skin Healing Technology

First Scientific's patent-pending, skin healing technology brings together Dimethicone with skin-conditioning emollients and botanical oils to create a unique formulation for the treatment and prevention of rashes. The Company has demonstrated shelf life of this stable Dimethicone oil-in-water emulsion for periods in excess of two years. This technology meets FDA requirements for an over-the-counter drug product. This formulation in towelette form is used for the treatment and prevention of skin rashes caused by infant and adult incontinence. First Scientific currently supplies a version of this skin healing technology as a waterless, rinse-free, patient-bathing product to ConvaTec, a division of Bristol-Myers Squibb Company.

Manufacturing

The Company currently contracts the manufacturing of its products to carefully selected facilities that meet both GMP (Good Manufacturing Practices) and FDA standards. These contract manufacturers supply product to various customers who require GMP and FDA compliant facilities for the manufacturing of their products.

First Scientific employs in-house regulatory experts that work closely with contract manufacturers to establish and monitor product specific quality standards, and also to design and implement more efficient manufacturing processes.

Outlook

The cash requirements of First Scientific through the end of 2000 will vary based upon a number of factors including, but not limited to, continuing research and development levels, increased market development, facilities enhancement, additional personnel, travel, and other expenses related to projected growth. Management believes existing cash, marketable securities, cash generated from anticipated sales, and cash generated from a currently pending private placement of the Company's securitie will be sufficient to meet Company obligations through the end of 2000.

Product research and development is an ongoing process at First Scientific. Existing products are continuously being refined and new technology developed to solve unmet market needs. Ongoing spending is anticipated in future quarters for lab equipment, furniture, and fixtures.

The Company's existing facilities and equipment are projected to be sufficient to meet most of its growth needs. However, should First Scientific be required to perform expanded testing or manufacturing for its customers or should the Company deem it in its best interest to undertake in-house manufacturing, additional capital would be required to establish such activities. Management is actively pursuing additional outsourced manufacturing capacity for its products.

First Scientific benefits from an experienced executive management team and a board of directors comprising several senior-level business executives and medical professionals. The Company has assembled an in-house team of respected, results-oriented research and development, marketing, sales and operations professionals, as well as outside advertising, public relations and health-care market consultants to advise management on business strategy and product innovation.

Recent Developments

PureSoft Solutions L.L.C. Acquisition - On March 15, 2000, the Company entered into an agreement (the "PureSoft Agreement") to acquire PureSoft Solutions L.L.C. ("PureSoft"), a New Hampshire limited liability company involved in the manufacturing and distribution of health care products. On that date, the Company paid $50,000, issued options to purchase 87,534 common shares at $0.01 per share, and issued a $450,000 promissory note to the owners of PureSoft. The promissory note bears interest at 8.5% per annum with a $300,000 payment due on June 15, 2000, and quarterly payments of $50,000 thereafter through September 15, 2000. In addition, the Company advanced $300,000 to PureSoft. The PureSoft agreement provides for the Company to advance to PureSoft $300,000 on June 15, 2000, and on August 15, 2000, all of which were paid on or before the respective due date. The PureSoft Agreement also provides that the Company will purchase an additional 7%, and the remaining 13% ownership interest in PureSoft on April 1, 2001, and April 1, 2002, respectively, by issuing shares of its common stock. The number of shares to be issued is contingent upon PureSoft's achieving certain levels of the net income before income taxes, and shall vary in proportion to any over-or underachievements of established performance milestones stated in the PureSoft Agreement, provided however that an aggregate minimum of 35,361 shares of the Company's common stock are to be issued for the remaining 20% ownership interest.

The $50,000 paid to the owners, the $300,000 advanced to PureSoft, and the options were not refundable and would have had to be forfeited had the Company failed to pay $300,000 on the promissory note and advance $300,000 on or before June 15, 2000. In the event the Company did not make the June 15, 2000, payments, the PureSoft Agreement would have been void and the Company would have no further obligation under the promissory note. The Company made the required $300,000 promissory note payment and advanced $300,000 to PureSoft on June 2, 2000.

The significance of the PureSoft Agreement for the Company is the introduction of new markets into which the Company can sell, and which can provide significant revenue to the Company in future periods. Additionally, PureSoft has introduced the Company to manufacturers whose pricing is considerably lower than previously attained by the Company. Development of such manufacturing relationships may provide greater operating margins and may give the Company negotiating leverage regarding pricing with other manufacturers with whom it is dealing now or in the future.

Tianjin ZhongZin Pharmaceutical Group Corporation Limited - The Company has signed a letter of intent with Tianjin ZhongZin Pharmaceutical Group Corporation Limited of Tianjin, the People's Republic of China ("Tianjin"). This letter of intent describes due diligence, product surveys, market feasibility studies and product registration preparation to be performed which may serve as a basis for a joint venture between the Company and Tianjin for the sale and distribution of the Company's products in China. There can be no assurance that the information obtained pursuant to the letter of intent will be favorable or will serve as the basis of forming a joint venture or other agreement between the Company and Tianjin.

Financial Position

First Scientific had $3,120,494 in cash as of June 30, 2000, representing an increase of $2,912,560 from December 31, 1999. Working capital, as of June 30, 2000, increased to $2,686,172 compared to working capital of $297,039 at December 31, 1999. The Company had an accumulated deficit of $10,191,067 at June 30, 2000, most of which had been funded out of proceeds received from the issuance of stock.

Results of Operations

Three months  ended June 30,  2000,  compared to the three months ended June 30,
1999

During the three months ended June 30, 2000, the Company recorded revenues of $91,444, reflecting a decrease of $30,485, or 25%, compared to the same period in the previous year. Revenues in 1999 resulted primarily from contracts to test products for customers, while in 2000 the source of revenue has shifted to the sale of product, with such sales representing 77% of total revenues.

Selling, general and administrative expenses were $957,307 and $240,595 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $716,712, or 298%, from 2000 to 1999. The increase over the prior year is due to expenses incurred in June 2000 related to the acquisition of PureSoft, which totaled $81,450, and the expansion of operations reflecting increases in payroll expenses of $226,087 due to the addition of an enhanced sales force in the year 2000 as well as the addition of administrative support personnel, non-cash compensation associated with the issuance of stock options of $80,749, and consulting, legal, and professional fees of $120,666. The remaining increase was primarily attributable to growth-related advertising, promotional, travel, and living expenses.

The Company incurred research and development expenses of $118,872 during the three months ended June 30, 2000, an increase of $109,026 from the same period in the previous year. This increase was due to the expansion of the Company's testing facilities, including a new lab and personnel to support testing at the lab. Management anticipates an increase in research and development expenses for future periods as First Scientific expands its product offerings.

The Company recorded a loss of $75,189 related to the decrease in market value of its marketable securities. The value has decreased consistently since the time of purchase and the Company has no reason to believe that the near-term prospects of the issuer will change.

Net interest income was $2,901 and $7,837 for the three months ended June 30, 2000 and 1999, respectively. This represents a decrease of $4,936 and is due primarily to interest expense that the Company has incurred through the capital lease obligations that have been entered into primarily for office equipment.

Six months ended June 30, 2000, compared to the six months ended June 30, 1999

During the six months ended June 30, 2000, the Company recorded revenues of $156,619, reflecting an increase of $34,320 or 28% compared to the same period in the previous year. Revenues in 1999 resulted primarily from contracts to test products for customers, while in 2000 the source of revenue has shifted to the sale of product, with such sales representing 45% of total revenues.

Selling, general and administrative expenses were $1,657,159 and $526,010 for the six months ended June 30, 2000 and 1999, respectively, representing an increase of $1,131,149, or 215%, from 2000 to 1999. The increase over the prior year is due to expenses incurred in June 2000 related to the acquisition of PureSoft, which totaled $81,450, and the expansion of operations reflecting increases in payroll expenses of $287,539 due to the addition of an enhanced sales force in the year 2000 as well as the administrative support personnel, non-cash compensation charges associated with the issuance of stock options of $223,206, and consulting, legal, and professional fees of $211,088. The remaining increase was primarily attributable to growth-related advertising, promotional, travel, and living expenses.

The Company incurred research and development expenses of $171,115 during the six months ended June 30, 2000, an increase of $155,007 from the same period in the previous year. This increase was due to the expansion of the Company's testing facilities including a new lab and personnel to support the testing at the lab. Management anticipates an increase in research and development expenses for future periods as First Scientific expands its product offerings.

The Company recorded a loss of $75,188 related to the decrease in market value of its marketable securities. The value has decreased consistently since the time of purchase and the Company has no reason to believe that the near-term prospects of the issuer will change.

Net interest income was $10,178 and $18,819 for the six months ended June 30, 2000 and 1999, respectively. This represents a decrease of $8,641 and is due primarily to interest expense that the Company has incurred through capital lease obligations that have been entered into primarily for office equipment.

Liquidity and Capital Resources

Historically, the Company has financed its operations principally through loans, private placements of equity securities, and minimal product sales. First Scientific used net cash of $1,331,539 in operating activities during the six months ended June 30, 2000. As of June 30, 2000, the Company's current and long-term liabilities totaled $688,950. The Company had working capital of $2,699,505 as of June 30, 2000. In the short term, the Company will be dependent on a few large customers for the bulk of the Company's sales. Until a broader base of customers is established, the loss of one such customer could have a serious, material adverse effect on the Company's operating viability. Because the Company presently has limited revenue from operations, it will rely primarily on the sale of its equity and debt securities to satisfy future capital requirements until such time as sufficient revenue can satisfy its operating requirements. There can be no assurance that the Company will be able to secure this funding or that the terms of such financing will be favorable to the Company. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company may result in substantial dilution to the stockholders of the Company.

PureSoft Solutions L.L.C. Acquisition - On March 15, 2000, the Company entered into an agreement (the "PureSoft Agreement") to acquire PureSoft Solutions L.L.C. ("PureSoft"), a New Hampshire limited liability company involved in the manufacturing and distribution of health care products. As consideration for the purchase of 80% of the ownership of PureSoft, the Company agreed to pay $50,000 in cash, issue options to purchase 87,534 common shares at $0.01 per share, and issue a $450,000 promissory note bearing interest at 8.5% per year with a
$300,000 payment due on June 15, 2000 and quarterly payments of $50,000 thereafter through March 15, 2001. The PureSoft Agreement also provides that the Company will purchase an additional 7%, and the remaining 13% ownership interest in PureSoft on April 1, 2001 and April 1, 2002, respectively, by issuing shares of its common stock. The number of shares to be issued is contingent upon PureSoft's achieving certain levels of net income before income taxes, and shall vary in proportion to any over or under achievements of established performance milestones stated in the PureSoft Agreement, provided however, that an aggregate minimum of 35,361 shares of the Company's common stock are to be issued for the remaining 20 % ownership interest. In addition, the PureSoft Agreement required the Company to make working capital advances of $300,000 to PureSoft on each of March 15, 2000, June 15, 2000, and August 15, 2000.

On March 15, 2000, the Company paid $50,000 to the owners and $300,000 to PureSoft and issued options as provided in the PureSoft Agreement. The options were recorded at their estimated fair value of $261,779, or $2.99 per share, based on the Black-Scholes option-pricing model. On June 2, 2000, the Company made the required $300,000 promissory note payment together with accrued interest and the $300,000 working capital advance.

The purchase price allocations to tangible assets included $447,578 of cash, $22,836 of accounts receivable, $18,802 of inventory and $14,911 of property and equipment. The purchase price allocations to liabilities assumed included $33,285 of accounts payable, $100,445 of accrued liabilities and $50,000 of related-party notes payable.

Series 2000-A Preferred Stock - On May 16, 2000, the Company executed a securities purchase agreement ("Purchase Agreement") with Aspen Capital Resources, L.L.C., ("Aspen"), whereby Aspen purchased 1,000 shares of Series 2000-A Convertible Preferred Stock ("Series 2000-A Preferred Stock") from the Company for $1,000,000, less a 10% placement fee payable to Aspen, and warrants exercisable for the purchase of additional shares of Company common stock by Aspen. The Purchase Agreement provides for the subsequent purchases of an additional 3,000 shares of Series 2000-A Preferred Stock with accompanying warrants for an aggregate amount of $3,000,000. The first two subsequent closings shall be for $1,000,000 each and the last two for $500,000 each, all of the foregoing being subject to a similar 10% placement fee to Aspen. As of June 30, 2000, the Company has issued 3,000 shares of Series 2000-A Preferred Stock in exchange for net proceeds of $2,700,000. Subsequent to June 30, 2000, the Company has issued 500 shares of Series 2000-A Preferred Stock in exchange for net proceeds of $450,000.

The Company may be requested to redeem all of the outstanding shares of Series 2000-A Preferred Stock at a price equal to 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if any, thereon through the date of redemption if (i) an event of noncompliance, as defined in the Purchase Agreement, occurs, or (ii) if, after the first date upon which the Company's Common Stock is quoted in the NASDAQ Stock Market System or reported on the National Association of Securities Dealers' ("NASD") OTC Bulletin Board, the average of the closing quoted bid prices for the Company's Common Stock for 22 consecutive trading days, is less than or equal to $2.00 per share. Additionally, after May 16, 2001, the Company has the right, to redeem all or some of the outstanding shares of Series 2000-A Preferred Stock by paying 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if any, thereon through the date of redemption.

The holder of Series 2000-A Preferred Stock has the right, but not the obligation to convert the stated value and any accrued and unpaid dividends thereon into shares of the Company's common stock by dividing the stated value of such shares to be converted, together with any accrued and unpaid dividends thereon, by the conversion price (the "Conversion Price"), which is 80% of the average of the three lowest closing bid prices for the Common Stock quoted on the NASDAQ Stock Market System or reported on the NASD's OTC Bulletin Board during the 15 trading days preceding the conversion date, subject to a maximum conversion price of $4.00 per share and a minimum conversion price of $2.00 per share, subject to adjustment. As of June 30, 2000, 3,000 shares of Series 2000-A Preferred Stock were convertible. The remaining shares became convertible on July 15, 2000. Upon the occurrence of an event of noncompliance, all of the Series 2000-A Preferred Stock shall be immediately convertible and the minimum conversion price shall not be subject to any limitations. On or after November 16, 2001, the Company may require the holder of Series 2000-A Preferred Stock to convert all of the shares into shares of common stock by delivering to the holder 30-days prior written notice of the exercise of this right.

The Company is required to use its best efforts to register or qualify under applicable federal and state securities laws the sale and resale by the Purchaser of (i) all shares of common stock issuable upon conversion of the Series 2000-A Preferred Shares (ii) all of the shares of the common stock issuable upon exercise of the related warrants and (iii) all of the additional shares of common stock issued or issuable to the Purchaser pursuant to the Purchase Agreement and to maintain such registrations or qualifications effective for all periods during which any Series 2000-A Preferred Share may be converted or any related warrants may be exercised. If such registrations or qualifications have not become effective on or before September 13, 2000, or on any date thereafter cease to remain effective as provided herein, the Company is required to issue to the holders on such date and on every date which is 30 days or a multiple thereof after such date, until such registrations or qualifications shall become effective, additional shares of common stock equal in number to 5% of the total number of shares of common stock issued or issuable upon conversion of all issued and outstanding Series 2000-A Preferred Shares and to cause the sale and resale of all such additional shares to be included in the registrations or qualifications.

The holder of Series 2000-A Preferred Stock is entitled to receive cumulative dividends equal to 8% per year and payable quarterly within 5 days after the last business day of each calendar quarter provided, however, that if there is an event of noncompliance, as defined, the holder of Series 2000-A Preferred Stock shall be entitled to receive cumulative dividends equal to 21% per year. The holder of Series 2000-A Preferred Stock at its option may elect to receive payment of dividends in cash or in shares of the Company's common stock at the Conversion Price. Unless all accrued dividends and interest thereon, if any, have been paid in full, no dividend on any other stock shall be declared, paid, or made.

The Purchase Agreement provides for the issuance of Series 2000-A Warrants (the "Warrants") in connection with each closing of the purchase of Series 2000-A Preferred Stock. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00 per share. The number of Warrants ultimately issued by the Company will vary depending on the conversion price of the Series 2000-A Preferred Stock. The holder of the Warrants will be entitled to receive one warrant for every share of Common Stock received on the conversion of the Series 2000-A Preferred Stock. Because the number is variable, the number of Series 2000-A Warrants to be issued is also variable. However, pursuant to the Purchase Agreement, the number of such Warrants to be issued will be fixed no later than November 16, 2000, assuming no event of default has occurred. The Purchase Agreement provides that the ultimate number of warrants shall be determined by dividing the aggregate stated value of the shares of Series 2000-A Preferred Stock by the Conversion Price determined as of the earlier of November 16, 2000, the date of which the holder of the Warrant converts its shares of Series 2000-A Preferred Stock, or the date on which the preferred shares are redeemed. The Warrants are exercisable from December 1, 2000, or earlier upon the occurrence of an event of default or a change in control of the Company, and may be exercised through May 16, 2004, provided that at the time of exercise a registration statement relating to the common stock is then in effect and the common stock is qualified for sale or exempt from qualification under applicable state securities laws. The Warrants are not subject to early redemption by the Company.

Common stock and warrants- During the six months ended June 30, 2000, the Company received cash proceeds in the amount of $1,505,000 by issuing 501,666 investments units, at $3.00 per unit. Each investment unit consists of one share of the Company's common stock and a warrant to purchase one-half share of common stock at $5.00 per share. The warrants expire December 31, 2001. Additionally, the Company received cash proceeds in the amount of $772,001 and issued 257,334 shares of common stock at $3.00 per share.

Stock options - During the six months ended June 30, 2000, First Scientific granted 225,000 options under the 1998 Stock Option Plan. Of the options granted, 155,000 options have an exercise price of $1.75 per share and 70,000 options have an exercise price of $3.00 per share. The options are exercisable as follows: 40% on the date of grant and 60% over a two-year period from the date of grant. All options granted during this period expire on the fifth anniversary of its respective grant date. The Company recorded $193,750 of deferred compensation related to options that have exercise prices below the estimated fair market value on the measurement date. Additionally, the Company granted options to purchase 87,534 common shares at $0.01 per share in connection with the acquisition of PureSoft. These options are exercisable immediately and have no expiration date.

Marketable Securities - The Company has investments in marketable equity securities that are classified as available-for-sale securities. During the three months ended June 30, 2000, the market value of the securities declined and management determined that the decline was other than temporary. Accordingly, a write-down of $75,188 was recorded to adjust the carrying value of the securities to their market value.

Operating Lease - On March 1, 2000, the Company entered into an agreement to renegotiate its present lease and to lease an additional 5,300 square feet of space adjacent to its existing space to house it's expanded testing, research and development and sales/marketing functions. Contracts for furniture, fixtures and equipment were entered into during the current quarter to adequately outfit this space. The Company presently has no plans to add additional research and development or office facilities.

Capital Lease - On June 2, 2000, the Company entered into a capital lease arrangement for telephone and computer equipment in the amount of $33,021. The lease is for a five-year term and requires lease payments of $735 per month.

Year 2000

First Scientific did not experience any significant Year 2000 problems with its systems or its vendors, contractors or customers.

Forward-Looking Statements

When used in this Form 10-QSB and in other filings by First  Scientific with the

SEC, in First Scientific's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of First Scientific, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.

First Scientific cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence or continue as anticipated due to delays or otherwise. As a result, First Scientific's actual results for future periods could differ materially from those anticipated or projected.

Unless  otherwise   required  by  applicable  law,  First  Scientific  does  not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

An individual asserted a claim against the Company under the terms of an agreement in principal in 1991, which purported to promise shares of common stock of Linco Industries, Inc. ("Linco"), a predecessor entity of the Company if certain conditions were met by the individual in representing the Company to potential customers. First Scientific's management maintains that the 1991 agreement is no longer valid because the conditions were not met within a reasonable time and because of the individual's failure to fulfill other material terms of the 1991 agreement. Because of the claim, the Linco founders and Company filed an action for declaratory judgement seeking a determination that the individual has no entitlement against the Company. The individual filed a counter claim that he had "fully performed" under the 1991 agreement. The parties are conducting discovery. Management believes this claim should not ultimately result in any substantial liability to the Company based on sufficient defenses and further on an indemnification agreement it has with the Linco founders.


Item 2. Changes in Securities and Use of Proceeds

(c)   Sales of Unregistered Securities

During the quarter ended June 30, 2000, First Scientific sold 759,000 shares of common stock to four accredited investors for $2,277,000 in cash, or $3.00 per share, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The capital contribution was in connection with a private placement undertaken by the Company, which continues as of the date of this Report. First Scientific did not use an underwriter in connection with the Private Placement. The offer and sale of the shares of common stock issued in connection with the private placement was not registered under the Securities Act of 1933, as amended (the "Act"), or under any state securities "blue sky" laws in reliance upon exemptions from the registration provisions of the Act and those laws for transactions involving non-public offers and sales of restricted securities to accredited investors. All shares sold in these transactions are restricted securities and their resale is subject to restrictions and limitations under applicable law. Certificates evidencing the shares sold to these investors were marked with a restrictive legend and each holder was required to execute a representation and warranty to the effect that the shares were acquired for investment purposes and not with a view to distribution or resale of the securities.

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

     10.4 Agreement with Weldon Phillips(5)

     10.5 Employment Agreement with Randy Hales(5)

     10.6 Consulting Agreement with Jerral R. Pulley(5)

     10.7 Consulting Agreement with Edward Walker(5)

     10.8 Exclusive License and Supply Agreement with Convatec(Confidential Testament Requested for Certain Portions) (6)

     10.9 Employment Agreement with David Wilich (7)

     10.10 Stock Options Agreement with David Wilich, Frank Wilich and Gene Dubois.(6)

     27   Financial data schedule(8)

        ---------------------
     (1) Incorporated by reference to the same-numbered exhibit to the Form 8-K filed with the Securities and Exchange Commission October 2, 1998, by First Scientific.
     (2) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB, file No. 0-24378.
     (3) Incorporated by reference to the same-numbered exhibit to the Form 10-QSB filed with the Securities and Exchange Commission November 16, 1998.
     (4) Incorporated by reference from Quarterly Report on Form 10-QSB, filed on June 15, 1999.
     (5) Incorporated by reference to the same numbered exhibit to the form 10-QSB filed November 16, 1999.
     (6) Incorporated by reference from Amended Quarter Report on Form 10/QSB/A filed on March 8, 2000.
     (7) Incorporated by reference from Report on Form 8-K, filed on March 30, 2000.
     (8)     Filed herewith.

 (b)         Reports on Form 8-K

     A  report  on Form  8-K was  filed  on  March  31,  2000,  relating  to the
     acquisition  of  PureSoft  Solutions,   L.L.C.,  a  New  Hampshire  limited
     liability company.

     A report on Form 8-K was filed on May 31, 2000, relating to the sale to Aspen Capital Resources, LLC, of shares of the Company's Series 2000-A Preferred Stock.

     A report on Form 8-K was filed on June 8, 2000, and amended on June 14, 2000, amending the Form 8-K filed on March 30, 2000, and providing certain financial information required under Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               FIRST SCIENTIFIC, INC.
                                                     Registrant


DATED: August 21, 2000              By: /s/ Randall L. Hales
                                        Randall L. Hales, CEO and President

DATED: August 21, 2000
                                    By: /s/ John L. Theler
                                        John L. Theler, Vice President
                                        Finance/CFO (Principal
                                        Financial and Accounting Officer)