Form 10QSB
period 2000-09-30
FIRST SCIENTIFIC INC
filed 2000-11-14
CIK 925665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                    For the quarter ended September 30, 2000
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

YES         X              NO
         -------              ------


There were 21,045,436 shares of common stock, $.001 par value, outstanding as of November 14, 2000.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                                   FORM 10-QSB


                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of
               September 30, 2000 and December 31, 1999........................3

         Condensed Consolidated Statements of Operations and Comprehensive
         Loss  (Unaudited)  for the Three and Nine Months Ended  September
         30,  2000 and 1999 and for the  Cumulative  Period from April 30,
         1990    (Date    of    Inception)     through    September    30,
         2000..................................................................4

         Condensed  Consolidated  Statements of Cash Flows (Unaudited) for
         the Nine Months Ended September 30, 2000 and 1999 and for the Cumulative Period from April 30, 1990 (Date of Inception) through
         September 30, 2000....................................................5

         Notes to Condensed Consolidated Financial Statements (Unaudited)......7

Item 2.  Management's Discussion and Analysis or Plan of Operation............13


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................22

Item 2.  Changes in Securities and Use of Proceeds............................22

Item 6.  Exhibits and Reports on Form 8-K.....................................23

Signatures    ................................................................25

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   September 30,    December 31,
                                                                                            2000            1999
                                                                                 ---------------   -------------
ASSETS
Current Assets:
     Cash                                                                        $     2,702,510   $     207,934
     Available-for-sale marketable securities                                             10,997          94,811
     Accounts receivable, net                                                            183,411          94,933
     Inventory                                                                           177,748          35,262
     Prepaid expenses and other assets                                                    70,585          46,551
                                                                                 ----------------  --------------
         Total Current Assets                                                          3,145,251         479,491
                                                                                 ----------------  --------------
Property and Equipment:
     Equipment                                                                           550,917         173,532
     Leasehold improvements                                                               81,419          10,229
     Less: Accumulated depreciation and amortization                                     (75,396)        (27,016)
                                                                                 ---------------   --------------
         Net Property and Equipment                                                      556,940         156,745
                                                                                 ----------------  --------------
Goodwill and Other Intangible Assets, net                                              1,149,292          18,750
                                                                                 ----------------  -------------
Other Assets                                                                                  --          34,883
                                                                                 ---------------   -------------
Notes Receivable - Related Party                                                           7,861           7,000
                                                                                 ---------------   -------------
                                                                                 $     4,859,344   $     696,869
                                                                                 ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Promissory note                                                             $       100,000   $          --
     Member interest purchase obligation                                                 190,000              --
     Capital lease obligation, current portion                                            15,100           8,850
     Note payable                                                                             --          19,590
     Accounts payable                                                                    367,776         123,352
     Accrued liabilities                                                                 178,567          30,660
                                                                                 ---------------   -------------
         Total Current Liabilities                                                       851,443         182,452
                                                                                 ---------------   --------------
Capital Lease Obligation, net of current portion                                          32,871          14,197
                                                                                 ---------------   --------------
Commitments and Contingencies (see note 7)
Stockholders' Equity:
     Convertible redeemable  preferred stock series 2000-A,  $1,000 stated value per share;  4,500 shares  authorized;  4,000 shares outstanding in 2000
         (aggregate liquidation preference
         of $ 4,081,444)                                                               3,681,444              --
     Common stock, $0.001 par value; 50,000,000 shares authorized,
         21,045,436 shares outstanding in 2000 and 20,219,770 shares
         outstanding in 1999                                                              21,045          20,220
     Additional paid-in capital                                                       12,978,783       7,001,564
     Deficit accumulated during the development stage                                (12,608,497)     (6,231,062)
     Deferred compensation                                                               (97,745)       (273,599)
     Unrealized loss on investments in marketable securities                                  --         (16,903)
                                                                                 ---------------   -------------
         Total Stockholders' Equity                                                    3,975,030         500,220
                                                                                 ---------------   -------------
                                                                                 $     4,859,344   $     696,869
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

                                                                                                            Cumulative. from
                                                                                                             April 30, 1990
                                                                                                                (Date of
                                                  For the Three Months           For the Nine Months           Inception)
                                                  Ended September 30,            Ended September 30,             Through
                                              ----------------------------- -------------------------------
                                                   2000           1999           2000            1999         September 30,
                                                                                                                  2000
                                              --------------- ------------- --------------- --------------- ------------------
Revenues                                      $    226,489    $   303,784   $    383,108    $    426,083       $   1,172,735
Cost of Revenues                                   126,804         49,650        220,597          73,947             523,473
                                              --------------- ------------- --------------- --------------- ------------------
   Gross Profit                                     99,685        254,134        162,511         352,136             649,262
                                              --------------- ------------- --------------- --------------- ------------------
Operating Expenses:
   Selling, general and administrative           1,399,426        600,638      3,095,537       1,126,647           5,599,424
   Research and development                         97,046         25,983        218,834          42,091           4,303,366
                                              --------------- ------------- --------------- --------------- ------------------
     Total Operating Expenses                    1,496,472        626,621      3,314,371       1,168,738           9,902,790
                                              --------------- ------------- --------------- --------------- ------------------
Loss from Operations                            (1,396,787)      (372,487)    (3,151,860)       (816,602)         (9,253,528)
Other Income (Expense):
   Interest income                                  38,094          6,993         61,044          28,163             108,369
   Interest expense                                 (6,221)        (1,212)       (18,995)         (3,564)           (117,248)
   Realized loss on available-for-sale
     marketable securities                         (25,530)      (140,346)      (100,717)       (140,346)           (241,064)
                                              --------------- ------------- --------------- --------------- ------------------
     Total Other Income (Expense), net               6,343       (134,565)       (58,668)       (115,747)           (249,943)
                                              --------------- ------------- --------------- --------------- ------------------
Loss before Income Taxes                        (1,390,444)      (507,052)    (3,210,528)       (932,349)         (9,503,471)
Income Tax Benefit                                      --             --             --              --              61,881
                                              --------------- ------------- --------------- --------------- ------------------
Net Loss                                        (1,390,444)      (507,052)    (3,210,528)       (932,349)         (9,441,590)
Preferred Stock Dividends                        1,026,986             --      3,166,907              --           3,166,907
                                              --------------- ------------- --------------- --------------- ------------------
Net Loss Attributable to Common Stockholders
                                              $ (2,417,430)   $  (507,052)  $ (6,377,435)   $   (932,349)   $    (12,608,497)
                                              =============== ============= =============== =============== ==================

Basic and Diluted Net Loss Per Common Share
                                              $      (0.12)   $     (0.03)  $      (0.31)   $      (0.05)
                                              =============== ============= =============== ===============

Weighted Average Number of Common Shares
   Outstanding                                  20,988,556     20,205,748      20,740,192     20,181,895
                                              =============== ============= =============== ===============

Other Comprehensive Loss:
  Net loss                                    $ (1,390,444)   $  (507,052)  $ (3,210,528)   $   (932,349)   $     (9,441,590)
  Unrealized holding loss on available for
     sale marketable securities                         --         (4,857)            --        (133,070)                 --
  Losses included in net income                         --        140,346         16,903         140,346                  --
                                              --------------- ------------- --------------- --------------- ------------------
Comprehensive Loss                            $ (1,390,444)   $  (371,563)  $ (3,193,622)   $   (925,073)   $     (9,441,590)
                                              =============== ============= =============== =============== ==================

     See accompanying notes to condensed consolidated financial statements.
                                       4

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                   Cumulative. from
                                                                                                                 April 30, 1990
                                                                  For the Nine Months Ended                    (Date of Inception)
                                                                             September  30,
                                                                                                                   Through
                                                                            2000                 1999           September 30, 2000
                                                               ---------------------    ------------------      -------------------
Cash Flows From Operating Activities
     Net loss                                                  $    (3,210,528)          $    (932,349)          $      (9,441,590)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Loss on marketable securities                                 100,717                 140,346                     241,063
         Depreciation and amortization                                 148,955                  84,336                     292,221
         Loss on disposal of property and equipment                      5,573                     --                        5,573
         Amortization of deferred compensation                         329,657                 158,470                     722,752
         Interest income on related-party note receivable                 (861)                    --                         (861)
         Common stock issued for services                                  --                   80,000                     124,355
         Common stock issued for purchased research
               and development                                             --                      --                    3,766,440
         Deferred income tax benefit                                       --                      --                      (61,881)
         Changes in assets and liabilities, net of effects
               of the acquisition of
              PureSoft Solutions L.L.C.:
                Accounts receivable, net                               (65,642)               (261,175)                   (160,575)
                Notes receivable                                       (50,000)                     --                     (50,000)
                Inventory                                             (123,684)                (23,367)                   (158,946)
                Prepaid expenses and other assets                      (24,035)                (44,003)                    (40,586)
                Other assets                                            34,884                     --                           --
                Accounts payable                                       211,139                  27,843                     334,491
                Accrued liabilities                                     47,462                 (32,540)                    210,552
                                                               ---------------           --------------          ------------------
     Net Cash Used In Operating Activities                          (2,596,363)               (820,983)                 (4,216,992)
                                                               ---------------           --------------          ------------------

Cash Flows From Investing Activities
     Purchases of property and equipment                              (405,951)                (53,716)                   (561,766)
     Proceeds from sale of marketable securities                           --                      --                      302,847
     Acquisition of PureSoft Solutions L.L.C.,
         net of cash acquired                                         (202,422)                    --                     (202,422)
     Issuance of related-party notes receivable                           --                       --                       (7,000)
                                                               ---------------           --------------          ------------------
     Net Cash Used In Investing Activities                            (608,373)                (53,716)                   (468,341)
                                                               ---------------           --------------          ------------------

Cash Flows From Financing Activities
     Proceeds from issuance of notes payable                               --                    4,336                     275,565
     Principal payments on notes payable                              (369,590)                    --                     (525,565)
     Proceeds from loans from stockholders                                 --                      --                      158,934
     Principal payments on loans from stockholders                         --                  (10,323)                    (86,500)
     Principal payments on capital lease obligations                    (8,097)                 (2,947)                    (12,994)
     Proceeds from the issuance of Series 2000-A
         preferred stock                                             3,600,000                      --                   3,600,000
     Proceeds from issuance of common stock                          2,476,999                      --                   3,978,403
                                                               ----------------          --------------          ------------------
     Net Cash Provided By (Used In) Financing Activities             5,699,312                  (8,934)                  7,387,843
                                                               ---------------           --------------          ------------------
Net Increase (Decrease) In Cash                                      2,494,576                (883,633)                  2,702,510
Cash At Beginning Of The Period                                        207,934               1,286,299                         --
                                                               ---------------           --------------          ------------------
Cash At End Of The Period                                      $     2,702,510           $     402,666           $       2,702,510
                                                               ==================        ==============          ==================



     See accompanying notes to condensed consolidated financial statements.
                                        5

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)



                                                                                             Cumulative, from
                                                                                              April 30, 1990
                                                                                           (Date of Inception)
                                                      Nine Months Ended September 30,            through
                                                   --------------------------------------
                                                          2000                1999         September 30, 2000
                                                   -------------------- -----------------  -------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest        $        18,739      $         3,564    $       116,994

Supplemental Schedule of Non-cash Investing and
   Financing Activities:
   Acquisition of PureSoft Solutions L.L.C.
   Fair value of assets acquired                         1,735,509                   --
   Liabilities assumed                                     183,730                   --
   Promissory note                                         450,000                   --
   Fair value of stock options issued                      261,779                   --
   Member interest purchase obligation                     190,000                   --
   Noncash preferred stock dividends                     2,139,921                   --
   Equipment acquired through capital lease
        obligations                                         33,021                8,063
   Stock option grants at less than fair value             193,750                   --
   Stock option forfeitures                                 39,947                   --





     See accompanying notes to condensed consolidated financial statements.
                                        6

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the following disclosures are adequate to make the information presented not misleading.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2000.

Net Loss Per Common Share--Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At September 30, 2000 and 1999, there were outstanding common stock equivalents to purchase 6,223,135 and 1,785,000 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

NOTE 2-ACQUISITION OF PURESOFT SOLUTIONS L.L.C.

On March 15, 2000, the Company entered into an agreement (the "PureSoft Agreement") to acquire 100% of the common stock of PureSoft Solutions L.L.C. ("PureSoft"), a New Hampshire limited liability company involved in the manufacturing and distribution of health care products. As consideration for the purchase, the Company agreed to pay $50,000 in cash, issue options to purchase 87,534 common shares at $0.01 per share and issue a $450,000 promissory note bearing interest at 8.5% per year with a $300,000 payment due on June 15, 2000, and quarterly payments of $50,000 thereafter through March 15, 2001. The PureSoft Agreement also provides that the Company will, on April 1, 2001 and April 1, 2002, issue additional shares of its common stock. The number of shares to be issued is contingent upon the net income before income taxes of PureSoft, and shall vary in proportion to any over- or under-achievements of established performance milestones stated in the PureSoft Agreement, provided, however, that the aggregate minimum number of shares have a market value of no less than $190,000. In addition, the PureSoft Agreement required the Company to make working capital advances of $300,000 to PureSoft on each of March 15, 2000, June 15, 2000, and August 15, 2000. All of the working capital advances were paid on or before the respective due dates and the $50,000 quarterly payments have been made on schedule.

The acquisition was accounted for as a purchase. The purchase price totaled $1,551,779 and consisted of: (1) $50,000 paid in cash to the PureSoft owners;
(2) $600,000 paid in cash as working capital advances prior to the purchase; (3) the $450,000 promissory note; (4) stock options with an estimated fair value of $261,779 based on the Black-Scholes option-pricing model; and (5) $190,000 representing the minimum earn-out value of shares to be awarded. The contingent shares which may be issued based upon PureSoft's achieving specific levels of net income before income taxes will be recorded at the then fair value of the shares issued and will, accordingly, affect the recorded amount of goodwill to the extent the fair value of the shares issued exceeds $190,000.

The purchase price allocations to tangible assets included $447,578 of cash, $22,836 of accounts receivable, $18,802 of inventory, and $14,911 of property and equipment. The purchase price allocations to liabilities assumed included $33,285 of accounts payable, $100,445 of accrued liabilities, and $50,000 of related party notes payable. The excess of the purchase price over the estimated fair value of the net assets acquired was $1,231,382 and was capitalized as goodwill to be amortized over five years.

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

                                                     For the Nine Months Ended  September 30,
                                                     ---------------------------------------------
                                                              2000                   1999
                                                     ------------------ --------------------------
                 Revenues                            $      432,955     $      497,950
                 Net loss                                (3,442,728)        (1,125,204)
                 Net loss  attributable  to  common
                   stockholders                          (6,609,635)        (1,125,204)
                 Basic  and  diluted  net  loss per
                    common share                              (0.32)             (0.06)


NOTE 3-AVAILABLE-FOR-SALE MARKETABLE SECURITIES

The Company has investments in marketable equity securities which are classified as available-for-sale securities. During the nine months ended September 30, 2000, the market value of these securities declined and management determined that the decline was other than temporary. Accordingly, a write-down of $100,717 was recorded to adjust the carrying value of the securities to market value.

NOTE 4-SERIES 2000-A CONVERTIBLE PREFERRED STOCK (See NOTE 8)

On May 16, 2000,  the Company  executed a  securities  purchase  agreement  (the
"Purchase Agreement") with Aspen Capital Resources, L.L.C. (the "Purchaser"), whereby the Purchaser purchased 1,000 shares of Series 2000-A Convertible Preferred Stock ("Series 2000-A Preferred Stock") from the Company for
$1,000,000, less a 10% placement fee payable to the Purchaser, and warrants exercisable for the purchase of additional shares of Company common stock by the Purchaser. The Purchase Agreement provided for the subsequent purchases of an additional 3,000 shares of Series 2000-A Preferred Stock with accompanying warrants for an aggregate purchase price of $3,000,000. The first two subsequent closings were for $1,000,000 each and the last two for $500,000 each, all of the foregoing being subject to a similar 10% placement fee to the Purchaser. As of September 30, 2000, the Company had issued 4,000 shares of Series 2000-A Preferred Stock in exchange for net proceeds of $3,600,000. The placement fee was netted against the proceeds receivable under the Purchase Agreement.

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

As of September 30, 2000, the Company's common stock was not listed and trading on the NASDAQ Stock Market System or the NASD OTC Bulletin Board. The purchaser has waived any penalty or event of non-compliance resulting from such event. The Company's common stock began trading on the NASD's OTC Bulletin Board on October 26, 2000.

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

Conversion - Holders of Series 2000-A Preferred Stock have the right, but not the obligation to convert the stated value and any accrued and unpaid dividends thereon into shares of the Company's common stock by dividing the stated value of such shares to be converted together with any accrued but unpaid dividends thereon by the conversion price (the "Conversion Price"), which is 80% of the average of the three lowest closing bid prices for the common stock quoted on the NASDAQ Stock Market System or reported on the NASD's OTC Bulletin Board during the 15 trading days preceding the conversion date, subject to a maximum Conversion Price of $4.00 per share and a minimum Conversion Price of $2.00 per share, subject to adjustment. As of September 30, 2000, no shares of Series 2000-A Preferred Stock had been converted into common stock. Upon the occurrence of an event of noncompliance (see above), the minimum Conversion Price shall not be subject to any limitations.

On or after November 16, 2001, the Company may require the holder of Series 2000-A Preferred Stock to convert all of the shares of Series 2000-A Preferred Stock into shares of common stock by delivering to the holder 30-days prior written notice of the exercise of this right.

During the nine months ended September 30, 2000, the Company recorded a preferred stock dividend of $1,000,000 related to the 20% discount on the shares of Series 2000-A Preferred Stock then convertible. Additionally, on August 17, 2000, the Company agreed to allow the holder of the Series 2000-A Preferred
Stock to convert up to $1,000,000 in stated value of Series 2000-A Preferred Stock at a Conversion Price of $2.00 per share and recorded an additional preferred stock dividend of $250,000 related to this reduction in the Conversion Price.

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

Registration Rights - On June 14, 2000, the Company filed a registration statement to registration statement with the SEC to register or qualify under applicable federal and state securities laws the resale by the Purchaser of (i) all shares of common stock issuable upon conversion of the Series 2000-A Preferred Shares, (ii) all of the shares of the common stock issuable upon exercise of the related warrants, and (iii) all of the additional shares of common stock issued or issuable to the Purchaser pursuant to the Purchase Agreement. The registration statement was declared effective on July 7, 2000.

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

Dividends - The holder of Series 2000-A Preferred Stock is entitled to receive cumulative dividends equal to 8% per year and payable quarterly provided, however, that if there is an event of noncompliance, as defined in the Purchase Agreement, the holder of Series 2000-A Preferred Stock shall be entitled to receive cumulative dividends equal to 21% per year. The holder of Series 2000-A Preferred Stock at its option may elect to receive payment of dividends in cash or in shares of the Company's common stock at the Conversion Price.

The Company has recorded $81,444 in Series 2000-A Preferred Stock dividends from the date of issue through September 30, 2000. This is in addition to the $1,250,000 of dividends related a beneficial conversion feature of the Series 2000-A Preferred Stock.

Warrants - The Purchase Agreement provides for the issuance of Series 2000-A Warrants (the "Warrants") in connection with each closing of the purchase of Series 2000-A Preferred Stock. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00 per share.

The number of Warrants ultimately issued by the Company will vary depending on the Conversion Price of the Series 2000-A Preferred Stock. The Purchase Agreement provides that the ultimate number of warrants shall be determined by dividing the aggregate stated value of the shares of Series 2000-A Preferred Stock by the Conversion Price determined as of the earlier of November 16, 2001, the date on which the holder of the Warrants converts its shares of Series
2000-A Preferred Stock, or the date on which the shares of Series 2000-A Preferred Stock are redeemed.

The Warrants are exercisable from June 1, 2001, or earlier upon the occurrence of an event of default, as defined in the Warrants, or a change in control of the Company, and may be exercised through May 16, 2004. The Warrants are not subject to early redemption by the Company.

The Company recorded $1,835,463 in Series 2000-A Preferred Stock dividends related to the potential issuance of the Warrants during the nine months ended September 30, 2000. This is in addition to the $1,250,000 of dividends related to a beneficial conversion feature and the $81,444 related to the 8% dividend rate.

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

NOTE 5-STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2000, the Company received cash proceeds in the amount of $2,476,999 under the terms of a private placement offering by issuing 825,666 investment units, at $3.00 per unit. Each investment unit consists of one share of the Company's common stock and a warrant to purchase one-half share of common stock at $4.50 per share. The warrants expire on December 31, 2001.

NOTE 6-STOCK OPTIONS

During the nine months ended September 30, 2000, the Company granted 461,000 options under its 1998 Stock Option Plan. Of the options granted, 155,000 options have an exercise price of $1.75 per share and 306,000 options have an exercise price of $3.00 per share. The options are exercisable as follows: 40% on the date of grant and 60% over a two-year period from the date of grant. All options granted during this period expire on the fifth anniversary of their respective grant date. The Company recorded $193,750 of deferred compensation related to options that have exercise prices below the fair market value on the date of grant. Amortization of deferred compensation amounted to $85,858 and $329,657 for the three months and nine months ended September 30, 2000, respectively.

Additionally, the Company granted options to purchase 87,534 common shares at $0.01 per share in connection with the acquisition of PureSoft. These options are exercisable immediately and have no expiration date.

NOTE 7-COMMITMENTS AND CONTINGENCIES

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

Legal Contingencies- An individual asserted a claim against the Company under the terms of an agreement allegedly entered into in 1991, which purported to promise shares of common stock of Linco Industries, Inc. ("Linco"), the predecessor of the Company prior to its reorganization on September 15, 1998, if certain conditions were met by the individual in representing Linco to potential customers. Management believes that the alleged 1991 agreement is no longer enforceable because the conditions were not met within a reasonable time and because the individual failed to fulfill other material terms of the alleged 1991 agreement. Because of the claim, Linco's founders and the Company filed an action for declaratory judgment seeking a determination that the individual has no legal rights against the Company. The individual responded and filed a counterclaim that he had "fully performed" under the 1991 agreement. The parties are conducting discovery. Management believes that the individual's claim is without merit and should not ultimately result in any liability to the Company based on sufficient defenses and an indemnification obligation of Linco's founders in favor of the Company.

NOTE 8-SUBSEQUENT EVENT-SERIES 2000-A PREFERRED STOCK

On November 13, 2000, the Company entered into an agreement (the "Modification Agreement") with Aspen Capital Resources, L.L.C. (the "Purchaser"), whereby the Purchaser and the Company agreed to modify certain terms of a securities purchase agreement dated May 16, 2000 (the "Purchase Agreement") pursuant to which the Purchaser purchased 4,000 shares of Series 2000-A convertible Preferred Stock ("Series 2000-A Preferred Stock") from the Company for
$4,000,000, and warrants (the "Warrants") exercisable for the purchase of additional shares of Company common stock by the purchaser. As modified, the Purchase Agreement provides that the Company may be requested to redeem all of the outstanding shares of Series 2000-A Preferred Stock at a price equal to 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if any, through the date of redemption if (i) an event of noncompliance as defined in the Purchase Agreement occurs; (ii) if, after January 31, 2001, the average of the closing quoted bid prices for the Company's common stock for 22 consecutive trading days is less than or equal to $1.00 per share, or (iii) if
(A) the aggregate balance of the Company's cash and cash equivalent accounts is less than $1,000,000 at any time after November 13, 2000 and on or before January 31, 2001 and (B) at any time thereafter, the average closing bid price for the Company's common stock for the previous 22 consecutive trading days is less than or equal to $1.00 per share. If the Company opts not to make the redemption payment when due, dividends will accrue on all outstanding Series 2000-A Preferred Stock from and after the redemption date at 21% per year until paid in full and the conversion price will be reduced by $0.50 per share.

Under the terms of the Modification Agreement, the Company waived its right to redeem after May 16, 2001 all or some of the outstanding shares of Series 2000-A Preferred Stock by paying 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if any, through the date of redemption.

Further, as modified, the Purchase Agreement grants holders of Series 2000-A Preferred Stock the right to convert the stated value and any accrued and unpaid dividends thereon into shares of the Company's common stock by dividing the stated value of such shares to be converted together with any accrued but unpaid dividends thereon by the conversion price, which is 80% of the average of the three lowest closing bid prices for the common stock quoted on the Nasdaq Stock Market system or reported on the NASD's OTC Bulletin Board during the 15 trading days preceding the conversion date, subject to a maximum conversion price of $1.20 per share.

On June 14, 2000, the Company filed a registration statement with the SEC to register or qualify under applicable federal and state securities laws the resale by the Purchaser of (i) shares of common stock issuable upon conversion of the Series 2000-A Preferred Shares, (ii) all of the shares of the common stock issuable upon exercise of the related warrants, and (iii) all of the additional shares of common stock issued or issuable to the Purchaser pursuant to the Purchase Agreement. The registration statement was declared effective on July 7, 2000. The Company has agreed to file an additional registration statement covering additional shares issuable upon conversion of the Series 2000-A Preferred Shares as a result of reducing the maximum conversion price from $4.00 to $1.20.

Finally, as modified, the Purchase Agreement provides for the issuance of 2,000,000 Warrants. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.25 per share. The Warrants are exercisable from November 1, 2001, or earlier upon the occurrence of an event of default, as defined in the Warrants, or a change in control of the Company, and may be exercised through May 16, 2004. The Warrants are not subject to early redemption by the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements as of September 30, 2000 for the three and nine months then ended together with the December 31, 1999 annual financial statements. Whenever in this discussion the term "First Scientific" or the "Company" is used, it should be understood to refer to First Scientific, Inc. and its wholly owned subsidiaries on a consolidated basis, except where the context clearly indicates otherwise.

Plan of Operation

First Scientific is a development stage company engaged in the research, development and commercialization of patent-pending topical skin care technologies. The Company sells its technologies and products, both domestically and internationally, into four active market segments, including professional health care, food service, hospitality, and janitorial/sanitation, with additional target market opportunities in the retail and health and fitness segments. The Company's operations are located in Utah and New Hampshire.

The Company maintains information concerning its business, its products, test results, media coverage and investor relations at the Company's Web site, www.firstscientific.com. Additional information on PureSoft Solutions L.L.C. is located at www.puresoft.ws. Reference to these websites is not intended and should not be construed as incorporation of information contained on these sites as part of this report.

First  Scientific  is  primarily  engaged  in   commercializing   the  following
technology platforms and products:

Antimicrobial Technology - MicrobNZ(TM)

MicrobNZ(TM) is a highly effective, long-lasting and fast-acting treatment against a broad spectrum of pathogens, including Escherichia coli, Pseudomonas aeruginosa, Staphylococcus aureus and drug resistant bacteria such as Methicillin resistant Staphylococcus aureus (MRSA) and Vancomycin resistant Enterococcus (VRE). MicrobNZ(TM) does not contain irritating or degrading ingredients and improves and moisturizes the skin with use.

MicrobNZ(TM) formulation has exceeded the Food and Drug Administration ("FDA") protocols required for classification as a Health Care Personnel Handwash and as a First-Aid Antiseptic (21 CFR 333). Additionally, MicrobNZ can be used facility-wide and is appropriate for patient, public, and staff handwashing. First Scientific markets its antimicrobial technology under the MicrobNZ(TM) brand.

Skin Healing Technology

First Scientific's markets its patent-pending, skin healing technology for the treatment and prevention of rashes. The Company has demonstrated shelf life of its products for periods in excess of two years. This technology meets FDA requirements for an over-the-counter drug product. First Scientific currently supplies a version of this product to ConvaTec, a division of Bristol-Myers Squibb Company.

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

Outlook

The cash requirements of First Scientific through the end of 2000 will vary based upon a number of factors including, but not limited to, continuing research and development levels, increased market development, facilities enhancement, additional personnel, travel, and other expenses related to projected growth. Management believes existing cash and cash generated from anticipated sales will be sufficient to meet the Company's obligations through at least the end of 2000.

Product research and development is an ongoing process at First Scientific. Existing products are continuously being refined and new technology developed to solve unmet market needs. Ongoing spending is anticipated in future quarters for lab equipment, furniture and fixtures.

The Company's existing facilities and equipment are projected to be sufficient to meet most of its growth needs. However, should First Scientific be required to perform expanded testing or manufacturing for its customers or should the Company undertake in-house manufacturing, additional capital would be required to establish such activities. Management is actively pursuing additional outsourced manufacturing capacity for its products.

First Scientific benefits from an experienced executive management team and a board of directors comprising several senior-level business executives and medical professionals. The Company has assembled an in-house team of respected, results-oriented research and development, marketing, sales and operations professionals, as well as outside advertising, public relations and healthcare market consultants to advise management on business strategy and product innovation.

In late September 2000, the Company shipped $304,000 of product to Alliegence Corporation, a large distributor that serves the professional medical market. The shipments were initial stocking orders of MicrobNZ(TM) technology products. The Company anticipates that these shipments are the beginning of a stream of shipments that will represent significant sales in the coming year. The transaction terms were FOB destination and contained certain rights of return by the distributor. As a result of these terms and the lack of sell-through history for MicrobNZ(TM) products, the recording of sales was deferred. The Company is in the process of training the distributor's sales force and expect that process to be completed in November 2000 with product sell-through beginning before the end of 2000. Subsequent to September 30, 2000, the Company has received payment for 80% of the above mentioned shipments.

Recent Developments

PureSoft Solutions L.L.C. Acquisition - On March 15, 2000, the Company entered into an agreement (the "PureSoft Agreement") to acquire 100% of the common stock of PureSoft Solutions L.L.C. ("PureSoft"), a New Hampshire limited liability company involved in the manufacturing and distribution of health care products. As consideration for the purchase, the Company agreed to pay $50,000 in cash, issue options to purchase 87,534 common shares at $0.01 per share and issue a $450,000 promissory note bearing interest at 8.5% per year with a $300,000 payment due on June 15, 2000, and quarterly payments of $50,000 thereafter through March 15, 2001. The PureSoft Agreement also provides that the Company will, on April 1, 2001 and April 1, 2002, issue additional shares of its common stock. The number of shares to be issued is contingent upon the net income before income taxes of PureSoft, and shall vary in proportion to any over- or under-achievements of established performance milestones stated in the PureSoft Agreement, provided, however, that the aggregate minimum number of shares have a market value of no less than $190,000. In addition, the PureSoft Agreement required the Company to make working capital advances of $300,000 to PureSoft on each of March 15, 2000, June 15, 2000, and August 15, 2000. All of the working capital advances were paid on or before the respective due dates and the $50,000 quarterly payments have been made on schedule.

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

Results of Operations

Three months ended September 30, 2000 compared to the three months ended September 30, 1999

During the three months ended September 30, 2000, the Company recorded revenues of $226,489, reflecting a decrease of $77,295, or 25%, compared to the same period in the previous year. Revenues in 1999 included $156,337 from contracts to qualify and test products for customers. In 2000 the source of revenue has shifted to the sale of product, representing 100% of total revenues.

Selling, general and administrative expenses were $1,399,426 and $600,638 for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $798,788, or 133%. The increase over the prior year is due to growth and development related expenses including an increase in marketing, sales and travel related expenses of $149,000 and the expansion of operations reflecting increases in payroll expenses of $404,000 due to the addition of an enhanced sales force in the year 2000 as well as the addition of administrative support personnel; and consulting, legal, investor relations and professional fees of $156,000.

The Company incurred research and development expenses of $97,046 during the three months ended September 30, 2000, an increase of $71,063 from the same period in the previous year. This increase was due to the expansion of the Company's testing facilities, including a new lab and personnel to support testing at the lab. Management anticipates an increase in research and development expenses for future periods as the Company expands its product offerings.

The Company recorded a loss of $25,530 related to the decrease in market value of its marketable securities. The value has decreased consistently since the time of purchase and the Company has no reason to believe that the near-term prospects of the issuer will change.

Net interest income was $31,873 and $5,781 for the three months ended September 30, 2000 and 1999, respectively. This represents an increase of $26,092 and is due primarily to interest income that the Company has realized from a higher cash balance generated from issuance of common and preferred stock.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

During the nine months ended September 30, 2000, the Company recorded revenues of $383,108, reflecting a decrease of $42,975, or 10%, compared to the same period in the previous year. Revenues in 1999 included $271,247 from contracts to qualify and test products for customers, while in 2000 the source of revenue has shifted to the sale of product, representing 79% of total revenues.

Selling, general and administrative expenses were $3,095,537 and $1,126,647 for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of $1,968,890, or 175%, from 1999 to 2000. The increase over the prior year is due to growth and development related expenses in marketing, sales and travel of $271,000. and the expansion of operations reflecting increases in payroll expenses of $775,000 due to the addition of an enhanced sales force in the year 2000 as well as administrative support personnel, non-cash compensation charges associated with the issuance of stock options of $171,000, and consulting, legal, and professional fees of $439,000.

The Company incurred research and development expenses of $218,834 during the nine months ended September 30, 2000, an increase of $176,743 from the same period in the previous year. This increase was due to the expansion of the Company's testing facilities including a new lab and personnel to support the testing at the lab. Management anticipates an increase in research and development expenses for future periods as the Company expands its product offerings.

The Company recorded a loss of $100,717 related to the decrease in market value of its marketable securities. The value has decreased consistently since the time of purchase and the Company has no reason to believe that the near-term prospects of the issuer will change.

Net interest income was $42,049 and $24,599 for the nine months ended September 30, 2000 and 1999, respectively. This represents an increase of $17,450 and is due primarily to interest income that the Company has realized from a higher cash balance generated from issuance of common and preferred stock, partially offset by interest expense incurred through capital lease obligations that have been entered into primarily for office equipment.

Liquidity and Capital Resources

First Scientific had cash of $2,702,510 as of September 30, 2000, representing an increase of $2,494,576 from December 31, 1999. Working capital, as of September 30, 2000, increased to $2,293,808 compared to working capital of $297,039 at December 31, 1999. The Company had an accumulated deficit of $12,608,497 at September 30, 2000, most of which had been funded out of proceeds received from the issuance of stock.

Historically, the Company has financed its operations principally through loans, private placements of equity securities, and minimal product sales. First Scientific used net cash of $2,596,363 in operating activities during the nine months ended September 30, 2000. In the short term, the Company will be dependent on a few large customers for the bulk of the Company's revenue. Until a broader base of customers is established, the loss of one such customer could have a serious, material adverse effect on the Company's operating viability. Because the Company presently has limited revenue will rely primarily on cash balances and the sale of its equity and debt securities to satisfy future capital requirements until such time as sufficient revenue can satisfy its operating requirements. There can be no assurance that the Company will be able to secure this funding or that the terms of such financing will be favorable to the Company. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company may result in substantial dilution to the stockholders of the Company.

PureSoft Solutions L.L.C. Acquisition - On March 15, 2000, the Company entered into an agreement (the "PureSoft Agreement") to acquire 100% of the common stock of PureSoft Solutions L.L.C. ("PureSoft"), a New Hampshire limited liability company involved in the manufacturing and distribution of health care products. As consideration for the purchase, the Company agreed to pay $50,000 in cash, issue options to purchase 87,534 common shares at $0.01 per share and issue a $450,000 promissory note bearing interest at 8.5% per year with a $300,000 payment due on June 15, 2000, and quarterly payments of $50,000 thereafter through March 15, 2001. The PureSoft Agreement also provides that the Company will, on April 1, 2001 and April 1, 2002, issue additional shares of its common stock. The number of shares to be issued is contingent upon the net income before income taxes of PureSoft, and shall vary in proportion to any over- or under-achievements of established performance milestones stated in the PureSoft Agreement, provided, however, that the aggregate minimum number of shares have a market value of no less than $190,000. In addition, the PureSoft Agreement required the Company to make working capital advances of $300,000 to PureSoft on each of March 15, 2000, June 15, 2000, and August 15, 2000. All of the working capital advances were paid on or before the respective due dates and the $50,000 quarterly payments have been made on schedule.

The acquisition was accounted for as a purchase. The purchase price totaled $1,551,779 and consisted of: (1) $50,000 paid in cash to the PureSoft owners;
(2) $600,000 paid in cash as working capital advances prior to the purchase; (3) the $450,000 promissory note; (4) stock options with an estimated fair value of $261,779 based on the Black-Scholes option-pricing model; and (5) $190,000 representing the minimum earn-out value of shares to be awarded. The contingent shares which may be issued based upon PureSoft's achieving specific levels of net income before income taxes will be recorded at the then fair value of the shares issued and will, accordingly, affect the recorded amount of goodwill to the extent the fair value of the shares issued exceeds $190,000.

The purchase price allocations to tangible assets included $447,578 of cash, $22,836 of accounts receivable, $18,802 of inventory, and $14,911 of property and equipment. The purchase price allocations to liabilities assumed included $33,285 of accounts payable, $100,445 of accrued liabilities, and $50,000 of related party notes payable. The excess of the purchase price over the estimated fair value of the net assets acquired was $1,231,382 and was capitalized as goodwill to be amortized over five years.

Series 2000-A Preferred Stock

On May 16, 2000,  the Company  executed a  securities  purchase  agreement  (the
"Purchase Agreement") with Aspen Capital Resources, L.L.C. (the "Purchaser"), whereby the Purchaser purchased 1,000 shares of Series 2000-A Convertible Preferred Stock ("Series 2000-A Preferred Stock") from the Company for
$1,000,000, less a 10% placement fee payable to the Purchaser, and warrants exercisable for the purchase of additional shares of Company common stock by the Purchaser. The Purchase Agreement provided for the subsequent purchases of an additional 3,000 shares of Series 2000-A Preferred Stock with accompanying warrants for an aggregate purchase price of $3,000,000. The first two subsequent closings were for $1,000,000 each and the last two for $500,000 each, all of the foregoing being subject to a similar 10% placement fee to the Purchaser. As of September 30, 2000, the Company had issued 4,000 shares of Series 2000-A Preferred Stock in exchange for net proceeds of $3,600,000. The placement fee was netted against the proceeds receivable under the Purchase Agreement.

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

As of September 30, 2000, the Company's common stock was not listed and trading on the NASDAQ Stock Market System or the NASD OTC Bulletin Board. The purchaser has waived any penalty or event of non-compliance resulting from such event. The Company's common stock began trading on the NASD's OTC Bulletin Board on October 26, 2000.

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

Holders of Series 2000-A Preferred Stock have the right, but not the obligation to convert the stated value and any accrued and unpaid dividends thereon into shares of the Company's common stock by dividing the stated value of such shares to be converted together with any accrued but unpaid dividends thereon by the conversion price (the "Conversion Price"), which is 80% of the average of the three lowest closing bid prices for the common stock quoted on the NASDAQ Stock Market System or reported on the NASD's OTC Bulletin Board during the 15 trading days preceding the conversion date, subject to a maximum Conversion Price of $4.00 per share and a minimum Conversion Price of $2.00 per share, subject to adjustment. As of September 30, 2000, no shares of Series 2000-A Preferred Stock had been converted into common stock. Upon the occurrence of an event of noncompliance (see above), the minimum Conversion Price shall not be subject to any limitations.

On or after November 16, 2001, the Company may require the holder of Series 2000-A Preferred Stock to convert all of the shares of Series 2000-A Preferred Stock into shares of common stock by delivering to the holder 30-days prior written notice of the exercise of this right.

During the nine months ended September 30, 2000, the Company recorded a preferred stock dividend of $1,000,000 related to the 20% discount on the shares of Series 2000-A Preferred Stock then convertible. Additionally, on August 17, 2000, the Company agreed to allow the holder of the Series 2000-A Preferred
Stock to convert up to $1,000,000 in stated value of Series 2000-A Preferred Stock at a Conversion Price of $2.00 per share and recorded an additional preferred stock dividend of $250,000 related to this reduction in the Conversion Price.

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

On June 14, 2000, the Company filed a registration statement to registration statement with the SEC to register or qualify under applicable federal and state securities laws the resale by the Purchaser of (i) all shares of common stock issuable upon conversion of the Series 2000-A Preferred Shares, (ii) all of the shares of the common stock issuable upon exercise of the related warrants, and
(iii) all of the additional shares of common stock issued or issuable to the Purchaser pursuant to the Purchase Agreement. The registration statement was declared effective on July 7, 2000.

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

The holder of Series 2000-A Preferred Stock is entitled to receive cumulative dividends equal to 8% per year and payable quarterly provided, however, that if there is an event of noncompliance, as defined in the Purchase Agreement, the holder of Series 2000-A Preferred Stock shall be entitled to receive cumulative dividends equal to 21% per year. The holder of Series 2000-A Preferred Stock at its option may elect to receive payment of dividends in cash or in shares of the Company's common stock at the Conversion Price.

The Company has recorded $81,444 in Series 2000-A Preferred Stock dividends from the date of issue through September 30, 2000. This is in addition to the $1,250,000 of dividends related a beneficial conversion feature of the Series 2000-A Preferred Stock.

The Purchase Agreement provides for the issuance of Series 2000-A Warrants (the "Warrants") in connection with each closing of the purchase of Series 2000-A Preferred Stock. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00 per share.

The number of Warrants ultimately issued by the Company will vary depending on the Conversion Price of the Series 2000-A Preferred Stock. The Purchase Agreement provides that the ultimate number of warrants shall be determined by dividing the aggregate stated value of the shares of Series 2000-A Preferred Stock by the Conversion Price determined as of the earlier of November 16, 2001, the date on which the holder of the Warrants converts its shares of Series
2000-A Preferred Stock, or the date on which the shares of Series 2000-A Preferred Stock are redeemed.

The Warrants are exercisable from June 1, 2001, or earlier upon the occurrence of an event of default, as defined in the Warrants, or a change in control of the Company, and may be exercised through May 16, 2004. The Warrants are not subject to early redemption by the Company.

The Company recorded $1,835,463 in Series 2000-A Preferred Stock dividends related to the potential issuance of the Warrants during the nine months ended September 30, 2000. This is in addition to the $1,250,000 of dividends related to a beneficial conversion feature and the $81,444 related to the 8% dividend rate.

Each share of Series 2000-A Preferred Stock issued and outstanding shall have the number of votes equal to the number of shares of common stock into which the share of Series 2000-A Preferred Stock is convertible.

The Company is required to reserve shares of its common stock, solely for the purpose of issuance upon the conversion of all outstanding Series 2000-A Preferred Stock.

On November 13, 2000, the Company entered into an agreement (the "Modification Agreement") with Aspen Capital Resources, L.L.C. (the "Purchaser"), whereby the Purchaser and the Company agreed to modify certain terms of a securities purchase agreement dated May 16, 2000 (the "Purchase Agreement") pursuant to which the Purchaser purchased 4,000 shares of Series 2000-A convertible Preferred Stock ("Series 2000-A Preferred Stock") from the Company for
$4,000,000, and warrants (the "Warrants") exercisable for the purchase of additional shares of Company common stock by the purchaser. As modified, the Purchase Agreement provides that the Company may be requested to redeem all of the outstanding shares of Series 2000-A Preferred Stock at a price equal to 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if any, through the date of redemption if (i) an event of noncompliance as defined in the Purchase Agreement occurs; (ii) if, after January 31, 2001, the average of the closing quoted bid prices for the Company's common stock for 22 consecutive trading days is less than or equal to $1.00 per share, or (iii) if
(A) the aggregate balance of the Company's cash and cash equivalent accounts is less than $1,000,000 at any time after November 13, 2000 and on or before January 31, 2001 and (B) at any time thereafter, the average closing bid price for the Company's common stock for the previous 22 consecutive trading days is less than or equal to $1.00 per share. If the Company opts not to make the redemption payment when due, dividends will accrue on all outstanding Series 2000-A Preferred Stock from and after the redemption date at 21% per year until paid in full and the conversion price will be reduced by $0.50 per share.

Under the terms of the Modification Agreement, the Company waived its right to redeem after May 16, 2001 all or some of the outstanding shares of Series 2000-A Preferred Stock by paying 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if any, through the date of redemption.

Further, as modified, the Purchase Agreement grants holders of Series 2000-A Preferred Stock the right to convert the stated value and any accrued and unpaid dividends thereon into shares of the Company's common stock by dividing the stated value of such shares to be converted together with any accrued but unpaid dividends thereon by the conversion price, which is 80% of the average of the three lowest closing bid prices for the common stock quoted on the Nasdaq Stock Market system or reported on the NASD's OTC Bulletin Board during the 15 trading days preceding the conversion date, subject to a maximum conversion price of $1.20 per share.

On June 14, 2000, the Company filed a registration statement with the SEC to register or qualify under applicable federal and state securities laws the resale by the Purchaser of (i) shares of common stock issuable upon conversion of the Series 2000-A Preferred Shares, (ii) all of the shares of the common stock issuable upon exercise of the related warrants, and (iii) all of the additional shares of common stock issued or issuable to the Purchaser pursuant to the Purchase Agreement. The registration statement was declared effective on July 7, 2000. The Company has agreed to file an additional registration statement covering additional shares issuable upon conversion of the Series 2000-A Preferred Shares as a result of reducing the maximum conversion price from $4.00 to $1.20.

Finally, as modified, the Purchase Agreement provides for the issuance of 2,000,000 Warrants. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.25 per share. The Warrants are exercisable from November 1, 2001, or earlier upon the occurrence of an event of default, as defined in the Warrants, or a change in control of the Company, and may be exercised through May 16, 2004. The Warrants are not subject to early redemption by the Company.

Common stock and warrants- During the nine months ended September 30, 2000, the Company received cash proceeds in the amount of $2,477,000 by issuing 825,666 investments units, at $3.00 per unit. Each investment unit consists of one share of the Company's common stock and a warrant to purchase one-half share of common stock at $4.50 per share. The warrants expire December 31, 2001.

Stock options - During the nine months ended September 30, 2000, First Scientific granted 461,000 options under the 1998 Stock Option Plan. Of the options granted, 155,000 options have an exercise price of $1.75 per share and 306,000 options have an exercise price of $3.00 per share. The options are exercisable as follows: 40% on the date of grant and 60% over a two-year period from the date of grant. All options granted during this period expire on the fifth anniversary of its respective grant date. The Company recorded $193,750 of deferred compensation related to options that have exercise prices below the estimated fair market value on the measurement date. Additionally, the Company granted options to purchase 87,534 common shares at $0.01 per share in connection with the acquisition of PureSoft. These options are exercisable immediately and have no expiration date.

Marketable Securities - The Company has investments in marketable equity securities that are classified as available-for-sale securities. During the three months ended September 30, 2000, the market value of the securities declined and management determined that the decline was other than temporary. Accordingly, a write-down of $25,530was recorded to adjust the carrying value of the securities to their market value.

Operating Lease - On March 1, 2000, the Company entered into an agreement to renegotiate its present lease and to lease an additional 5,300 square feet of space adjacent to its existing space to house its expanded testing, research and development and sales/marketing functions. Contracts for furniture, fixtures and equipment were entered into during the current quarter to adequately outfit this space. The Company presently has no plans to add additional research and development or office facilities.

Capital Lease - On June 2, 2000, the Company entered into a capital lease arrangement for telephone and computer equipment in the amount of $33,021. The lease is for a five years and requires lease payments of $735 per month.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

An individual asserted a claim against the Company under the terms of an agreement allegedly entered into in 1991, which purported to promise shares of common stock of Linco Industries, Inc. ("Linco"), the predecessor of the Company prior to its reorganization on September 15, 1998, if certain conditions were met by the individual in representing Linco to potential customers. Management believes that the alleged 1991 agreement is no longer enforceable because the conditions were not met within a reasonable time and because the individual failed to fulfill other material terms of the alleged 1991 agreement. Because of the claim, Linco's founders and the Company filed an action for declaratory judgment seeking a determination that the individual has no legal rights against the Company. The individual responded and filed a counterclaim that he had "fully performed" under the 1991 agreement. The parties are conducting discovery. Management believes that the individual's claim is without merit and should not ultimately result in any liability to the Company based on sufficient defenses and an indemnification obligation of Linco's founders in favor of the Company.

Item 2. Changes in Securities and Use of Proceeds

(a) Amendment to the Rights of the Holders of Series 2000-A Convertible Preferred Stock.

On November 13, 2000, the Company entered into an agreement (the "Modification Agreement") with Aspen Capital Resources, L.L.C. (the "Purchaser"), whereby the Purchaser and the Company agreed to modify certain terms of a securities purchase agreement dated May 16, 2000 (the "Purchase Agreement") pursuant to which the Purchaser purchased 4,000 shares of Series 2000-A convertible Preferred Stock ("Series 2000-A Preferred Stock") from the Company for
$4,000,000, and warrants (the "Warrants") exercisable for the purchase of additional shares of Company common stock by the purchaser. As modified, the Purchase Agreement provides that the Company may be requested to redeem all of the outstanding shares of Series 2000-A Preferred Stock at a price equal to 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if any, through the date of redemption if (i) an event of noncompliance as defined in the Purchase Agreement occurs; (ii) if, after January 31, 2001, the average of the closing quoted bid prices for the Company's common stock for 22 consecutive trading days is less than or equal to $1.00 per share, or (iii) if
(A) the aggregate balance of the Company's cash and cash equivalent accounts is less than $1,000,000 at any time after November 13, 2000 and on or before January 31, 2001 and (B) at any time thereafter, the average closing bid price for the Company's common stock for the previous 22 consecutive trading days is less than or equal to $1.00 per share. If the Company opts not to make the redemption payment when due, dividends will accrue on all outstanding Series 2000-A Preferred Stock from and after the redemption date at 21% per year until paid in full and the conversion price will be reduced by $0.50 per share.

Under the terms of the Modification Agreement, the Company waived its right to redeem after May 16, 2001 all or some of the outstanding shares of Series 2000-A Preferred Stock by paying 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if any, through the date of redemption.

Further, as modified, the Purchase Agreement grants holders of Series 2000-A Preferred Stock the right to convert the stated value and any accrued and unpaid dividends thereon into shares of the Company's common stock by dividing the stated value of such shares to be converted together with any accrued but unpaid dividends thereon by the conversion price, which is 80% of the average of the three lowest closing bid prices for the common stock quoted on the Nasdaq Stock Market system or reported on the NASD's OTC Bulletin Board during the 15 trading days preceding the conversion date, subject to a maximum conversion price of $1.20 per share.

On June 14, 2000, the Company filed a registration statement with the SEC to register or qualify under applicable federal and state securities laws the resale by the Purchaser of (i) shares of common stock issuable upon conversion of the Series 2000-A Preferred Shares, (ii) all of the shares of the common stock issuable upon exercise of the related warrants, and (iii) all of the additional shares of common stock issued or issuable to the Purchaser pursuant to the Purchase Agreement. The registration statement was declared effective on July 7, 2000. The Company has agreed to file an additional registration statement covering additional shares issuable upon conversion of the Series 2000-A Preferred Shares as a result of reducing the maximum conversion price from $4.00 to $1.20.

Finally, as modified, the Purchase Agreement provides for the issuance of 2,000,000 Warrants. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.25 per share. The Warrants are exercisable from November 1, 2001, or earlier upon the occurrence of an event of default, as defined in the Warrants, or a change in control of the Company, and may be exercised through May 16, 2004. The Warrants are not subject to early redemption by the Company.

(c)     Sales of Unregistered Securities

During the three months ended September 30, 2000, First Scientific sold 66,666 shares of common stock to one accredited investor for $200,000 in cash, or $3.00 per share, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The capital contribution was in connection with a private placement undertaken by the Company, which continues as of the date of this Report. The offer and sale of the shares of common stock issued in connection with the private placement was not registered under the Securities Act of 1933, as amended (the "Act"), or under any state securities "blue sky" laws in reliance upon exemptions from the registration provisions of the Act and those laws for transactions involving non-public offers and sales of restricted securities to accredited investors. All shares sold in these transactions are restricted securities and their resale is subject to restrictions and limitations under applicable law. Certificates evidencing the shares sold to these investors were marked with a restrictive legend and each holder was required to execute a representation and warranty to the effect that the shares were acquired for investment purposes and not with a view to distribution or resale of the securities.


Item 6. Exhibits and Reports on Form 8-K.

(a)                                                           Exhibits

       The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit #       Description

     2.1 Agreement and Plan of Reorganization, dated August 10, 1998, between the Registrant, Linco, Linco Acquisition Corp. and Edward Walker(1)
     2.2 Purchase Agreement dated as of March 15, 2000 among the Registrant and David Wilich, Frank Wilich, Jr., Gene Dubois and PureSoft Solutions, L.L.C., a New Hampshire limited liability company. (7)
     3.1  Articles of Incorporation(2)
     3.2  Bylaws(2)
     3.3  Amendment  to  Articles  of  Incorporation   changing  name  to  First
          Scientific, Inc. and effecting a forward stock split.(1)
     10.1 Non-qualified Stock Option Agreement with Jerral R. Pulley(3)
     10.2 Non-qualified Stock Option Agreement with Peter Sundwall, M.D.(3)
     10.3 1998 Stock Incentive Plan(4)
     10.4 Agreement with Weldon Phillips(5)
     10.5 Employment Agreement with Randy Hales(5)
     10.6 Consulting Agreement with Jerral R. Pulley(5)
     10.7 Consulting Agreement with Edward Walker(5)
     10.8 Exclusive License and Supply Agreement with Convatec(Confidential Testament Requested for Certain Portions) (6)
     10.9 Employment Agreement with David Wilich (7)
     10.10Stock  Options  Agreement  with David  Wilich,  Frank  Wilich and Gene
          Dubois.(6)
     27   Financial data schedule(8)
        -------------------

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


 (b)         Reports on Form 8-K

     A report on Form 8-K was filed on March 31, 2000, relating to the acquisition of PureSoft Solutions, LLC, a New Hampshire limited liability company.

     A report on Form 8-K was filed on May 31, 2000, relating to the sale to Aspen Capital Resources, LLC, of shares of the Company's Series 2000-A Preferred Stock.

     A report on Form 8-K was filed on June 8, 2000, and amended on June 14, 2000, amending the Form 8-K filed on March 30, 2000, and providing certain financial information required under Form 8-K.

     A report on Form 8-K was filed on August 1, 2000, relating to engaging Arthur Andersen LLP as independent public accountants.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               FIRST SCIENTIFIC, INC.
                                                     Registrant


DATED: November 14, 2000            By: /s/ Randall L. Hales
                                       -----------------------------------------
                                        Randall L. Hales, CEO and President

DATED: November 14, 2000            By: /s/ John L. Theler
                                       -----------------------------------------
                                        John L. Theler, Vice President
                                        Finance/CFO (Principal
                                        Financial and Accounting Officer)