Form 10KSB
period 2000-12-31
FIRST SCIENTIFIC INC
filed 2001-01-31
CIK 925665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2000

[ ]      TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934 For the Transition Period from        to         .
                                                             ------    --------

                                                  Commission File Number 0-24378

                             First Scientific, Inc.
                 (Name of small business issuer in its charter)

          DELAWARE                                               33-0611745
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

1877 West 2800 South, Suite 200
Ogden, Utah                                                      84401
(Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number: (801) 393-5781

                Securities registered under Section 12(b) of the
                                 Exchange Act:


                                                          Name of each exchange
Title of each Class                                         on which registered

         None                                                    None

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                          Common Stock, $.001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the most recent fiscal year were $486,330.

The aggregate market value of the voting stock held by non-affiliates as of January 30, 2001was $3,828,787, based on the average closing bid and asked price of the issuer's common stock on January 29, 2001.

As of January 30, 2001, registrant had outstanding 23,045,436 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             FIRST SCIENTIFIC, INC.
                                INDEX-FORM 10-KSB


                                                      PART I
                                                                            Page

Item 1.    Description of Business.............................................1

Item 2.    Description of Property............................................15

Item 3.    Legal Proceedings..................................................15

Item 4.    Submission of Matters to a Vote of Security Holders................16



                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........16

Item 6.    Management's Discussion or Analysis and Plan of Operation..........18

Item 7.    Financial Statements...............................................20

Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure................................20


                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.........21

Item 10.   Executive Compensation.............................................24

Item 11.   Security Ownership of Certain Beneficial Owners and Management ....25

Item 12.   Certain Relationships and Related Transactions ....................27

Item 13.   Exhibits and Reports on Form 8-K...................................29

Signatures ...................................................................31

Index to Financial Statements................................................F-1

                                     PART I

Item 1.  Description of Business

Forward-Looking Statements and Information May Prove Inaccurate

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "will," "may," "intend" and "expect" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements, trend analysis, and other information relative to markets for our products and trends in revenues and anticipated expense levels. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied, by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including those set forth in "Certain Significant Risk Factors." These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this report. Except as required by law, we undertake no obligation to update any forward-looking statements after the date of this report to conform such statements to actual results or to change our expectations.

Introduction

         We are a Utah-based development stage company engaged in the research, development and commercialization of break-through, patent-pending technologies, as well as personal skin care and disinfectant products. Our subsidiary, PureSoft Solutions, LLC ("PureSoft"), is based in New Hampshire. We sell our technologies and products in the United States into four active markets: professional health care, food service, hospitality, and janitorial/sanitation. We have also targeted market opportunities in retail and health and fitness.

Corporate Development

         In September 1998, we acquired the business operations and intellectual property of Linco Industries, Inc. ("Linco"), a Utah corporation. Prior to that time, we had not conducted any substantive business operations. In connection with this acquisition, we changed our corporate name from SPPS Financial Corporation to First Scientific, Inc. Linco changed its name to First Scientific Corporation and remained as our wholly owned subsidiary. In June 2000, we acquired PureSoft.

Mission

         We are dedicated to developing and marketing break-through products that advance healthy living, exceed customer expectations and create exceptional shareholder value.

We expect to achieve this corporate mission by:

          o leveraging exceptional research and development capabilities to continue the development of break-through products that address unmet market needs of significant potential;

          o taking our products through a structured new product process driven by marketing in close cooperation with sales, research and development, and manufacturing;

          o managing and partnering with contract manufacturers that deliver the highest quality products on time;

          o building upon the "customer first" attitude necessary to exceed customer expectations and maintain long-lasting relationships;

          o generating product awareness, high performance image and brand insistence.

Technology Platforms and Products

         We are primarily engaged in commercializing the following technology platforms and products:

Antimicrobial Technology

         MicrobNZ(TM). We believe this product to be highly efficacious, long-lasting with a high degree of persistence, and fast-acting against a broad spectrum of pathogens, including Escherichia coli, Pseudomonas aeruginosa, Staphylococcus aureus and drug resistant bacteria such as Methicillin resistant Staphylococcus aureus (MRSA) and Vancomycin resistant Enterococcus (VRE). The MicrobNZ formulation does not contain any irritating or degrading active ingredients such as Triclosan(R), CHG (Chlorhexidine Gluconate), PCMX (Chloroxlyenol), iodine, or alcohol. Unlike these other degrading active ingredients, products formulated with MicrobNZ significantly improve and moisturize the skin.

         Our antimicrobial formulation exceeds the Food and Drug Administration protocols required for classification as a Health Care Personnel Handwash and as a First-Aid Antiseptic (21 CFR 333).

         MicrobNZ can be used facility-wide and is appropriate for patient, public and staff handwashing. This technology can be packaged as an antimicrobial handwash, antimicrobial First-Aid Antiseptic lotion, antimicrobial First-Aid Antiseptic spray, and antimicrobial First-Aid Antiseptic towelettes. We market our antimicrobial technology under the MicrobNZ brand to domestic professional health care, food service, hospitality, and janitorial/sanitation markets.

Skin Healing Technology

         Our patent-pending, skin healing technology brings together Dimethicone with skin-conditioning emollients and botanical oils to create a unique formulation for the treatment and prevention of rashes. Our testing has demonstrated shelf life of this stable Dimethicone oil-in-water emulsion for periods in excess of two years. This technology meets FDA requirements to be considered an over-the-counter drug product. This formulation in towelette form is used for the treatment and prevention of skin rashes caused by infant and adult incontinence. We currently supply a version of this skin healing technology as a waterless, rinse-free, patient-bathing product to ConvaTec, a division of Bristol-Myers Squibb Company.

Institutional Care

         Available through our PureSoft subsidiary are products that address trends in the geriatric and physical therapy communities, including PureSound(TM), a hydrosonic bath additive; PureCleanse(TM), a hard-surface disinfectant; PureMoisture(TM) bath oil; and PureBathe(TM) body wash and shampoo.

Product Testing

         Independent FDA-compliant laboratories have tested our antimicrobial formulations and demonstrated their ability to surpass FDA testing protocols (21 CFR 333) for health care handwash in-vivo efficacy, in-vitro time kill, and in-vitro minimum inhibitory concentration (MIC). In addition, transepidermal moisture gain/loss, skin irritation and virucidal studies have been conducted to support product claims.

         We believe that these tests clearly demonstrate that our antimicrobial technology delivers:

          o High pathogenic efficacy by removing 99.99% of disease-causing bacteria, yeast, fungi and viruses (HIV, Herpes, Influenza, and Tuberculosis) in 15 seconds or less.

          o Improved skin condition with high frequency of product use versus the skin degrading actives found in leading antimicrobial products that contain Triclosan(R), CHG, PCMX, iodine or alcohol.

          o    Continued bacteria-killing efficacy for hours after use.

          o Fast-acting efficacy against a broad spectrum of microorganisms, including the antibiotic resistant bacteria MRSA and VRE.

          o Long-lasting protection against the leading culprits of foodborne illness, including: E. coli O157:H7, Staphylococcus aureus,
               Salmonella, Campylocbacter jejuni, Clostridium, Listeria monocytogenes, Shigella, Vibrio vulnificus, Yernsinia enterocolitica and Bacillus subtilis.

         Independent   laboratories   have  also   tested  and   validated   our
Dimethicone-based   skin  protection  products  with  exceptional  results.  The
PureCleanse hard-surface disinfectant is also an EPA-registered formulation.

Patents, Licenses and Proprietary Technology

         We rely upon a combination of patents, copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our future prospects depend in part on our ability to obtain patent protection for our products and formulations. We need to preserve our copyrights, trademarks and trade secrets. We also need to operate without infringing the proprietary rights of third parties. Product patents are pending with the U.S. Patent and Trademark Office for the antimicrobial protection and skin healing technologies. We claim as trademarks the marks "First Scientific," "MicrobNZ," "ProCleanse," and "Protection at the Microbial Level."

         The patent positions of pharmaceutical and biotechnology companies, which are similar to ours, are generally uncertain and involve complex legal and factual questions. We cannot guarantee that any of our pending patent applications will result in issued patents, nor can we assure that we will develop more proprietary technologies that are patentable. Patents issued to our strategic partners or us may not provide a basis for commercially viable products or may not provide any competitive advantages. Our patents could be challenged by third parties. The patents of others could limit our ability to use certain processes or technologies. Any of these preceding situations could have a material adverse effect on our ability to do business. Furthermore, patent law relating to the scope of claims is still evolving in the technology fields in which we operate. As a result, the degree of future protection for our proprietary rights is uncertain. We cannot prevent others from independently developing similar or alternative technologies, duplicating any of our technologies, or, if patents are issued to us, designing around our patented technologies. We could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

         Others may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such proceedings could result in substantial cost to us. We cannot ensure that any such third-party patent application will not have priority over ours. Additionally, the laws of certain foreign countries may not protect our patent and other intellectual property rights to the same extent as the laws of the United States.

         Our future prospects also depend in part on our neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We cannot guarantee that we will not infringe the patents, licenses or other proprietary rights of third parties. We could in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against our strategic partners or us that claim damages and seek to enjoin commercial activities relating to the affected products and processes could subject us to potential liability for damages. Such legal actions could also require our strategic partners or us to obtain a license in order to continue to manufacture or market the affected products and processes. We cannot ensure that our strategic partners or we would prevail in any such action. We cannot ensure that any license, including licenses proposed by third parties, required under any such patent would be available on terms that are commercially acceptable, if at all. We have not conducted an exhaustive patent search and we cannot ensure that patents do not exist or could not be filed that would have a material adverse effect on our ability to develop and market our products. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources, which could have a material adverse effect on our business, financial condition, results of operations, and relationships with corporate partners.

         The enactment of legislation implementing the General Agreement on Trade and Tariffs, effective June 8, 1995, has changed certain United States patent laws. Most notably, the term of patent protection for patent applications filed on or after that date is no longer a period of 17 years from the date of grant. The new term of United States patents begins on the date of issuance and terminates 20 years after the effective date of filing. This change in the law could substantially shorten the term of our patent protection, which may adversely affect our patent position.

         We attempt to control the disclosure and use of our proprietary technology, know-how and trade secrets under agreements with the parties involved. However, we cannot ensure that others will honor all confidentiality agreements. We cannot prevent others from independently developing similar or superior technology, nor can we prevent disputes that could arise concerning the ownership of intellectual property.

Government Regulation and Product Testing

         Our current and potential products, and our manufacturing and research activities, are or may become subject to varying degrees of regulation by many government authorities in the United States and other countries. Such regulatory authorities could include the State of Utah Department of Health, the U.S. FDA and comparable authorities in foreign countries. Each existing or potential antimicrobial or topical product intended for human use that we develop or market, either directly or through licensees or strategic partners, may present unique regulatory problems and risks. Relevant regulations depend on product type, use and method of manufacture. The FDA regulates, in varying degrees and in different ways, medical devices and pharmaceutical products. Regulations govern manufacturing, testing, exporting, labeling and advertising.

         Prescription pharmaceuticals and certain types of medical devices are regulated more vigorously than foods. Any products we develop for use in human pharmaceuticals or cosmetics could require that we develop and adhere to GMP as suggested by the FDA, ISO standards as suggested in Europe, and any other applicable standards mandated by federal, state, local or foreign laws, regulations and policies. Our current facilities and procedures and those of our contract manufacturers fully comply with GMP and ISO standards.

         We are or may become subject to other federal, state and foreign laws, regulations and policies with respect to labeling products, importing products and improving occupational safety, among others. Federal, state and foreign laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. We are working with our distributors and potential customers to achieve compliance with foreign laws, regulations and policies pertaining to our products, We are also working with certain consultants regarding compliance with FDA, GMP and ISO policies and regulations. We cannot ensure that any of our products will satisfy applicable regulatory requirements. Changes could occur in federal, state and foreign laws, regulations and policies and, particularly with respect to the FDA or other such regulatory bodies, such changes could be retroactive. Such changes could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

         We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

Industry

         According to the U.S. Centers for Disease Control and Prevention ("CDC"), handwashing is the single most important means of preventing the spread of infection. Harmful and sometimes deadly infectious bacteria, viruses and fungi are a growing threat to the world. Germs are becoming impervious to just about everything doctors throw at them. The infection control battle lines are drawn. Regulatory agencies are increasing requirements for cleanliness across industries. Contamination control has become a major concern in protecting our health in public and workplace environments, and at home. School children, health care workers, money-handlers, travelers, food service workers, hospitality providers, and cosmetologists are at particular risk.

         Several major manufacturers have responded to this demand by marketing antimicrobial and antibacterial products to consumer and professional markets. However, independent testing reveals that virtually all of these products contain skin irritating and skin degrading active ingredients, such as Triclosan(R), CHG (Chlorhexidine Gluconate), PCMX (Chloroxlyenol), iodine, or alcohol. Moreover, none of these active ingredients provides long-lasting, efficacious protection, nor have they been proven to improve and moisturize the skin. Recently Triclosan has come under FDA scrutiny and review by the American Medical Association (AMA) and industry professionals for its potential to cause "superbugs" or antibiotic resistant bacteria.

         We believe that our unique and proprietary formulations position us to deliver to health care providers at every level, food handlers and consumers a break-through technology that provides demanding efficacy and persistence, while posing no risk in the creation of superbugs. Unlike degrading active ingredients, products formulated with MicrobNZ significantly improve and moisturize the skin.

         Our Dimethicone-based skin healing technology sales are targeted at hospitals and long-term care facilities, as well as the adult and infant incontinent care markets. With people living longer, professional and/or in-home care becoming more common due to skyrocketing health care costs, predictable market growth is anticipated for our products targeted to markets with these demographics.

Market Category Potential

Professional Health Care

         The CDC notes several major forces are behind the emergence of hospital-acquired or "nosocomial" infections:

         o Antibiotic use is increasing in hospitals and long-term care facilities. Use of antibiotic drugs in long-term care facilities and transfer of patients between these facilities and hospitals has created a large reservoir of resistant strains in nursing homes.

         o Hospital personnel generally fail to follow basic infection control precautions, such as handwashing between patient contact due to patient load and their general dislike of currently available handwash products. In ICUs, asepsis is often overlooked in the rush of crisis care.

         o Patients in hospitals are increasingly immuno-compromised. The shift of surgical care to outpatient centers typically leaves the sickest patients in hospitals, which are becoming more like large ICUs. This shift has led to the greater prevalence of vascular access-associated bloodstream infections and ventilator-associated pneumonias.

         The professional health care market in the U.S. comprises approximately 5,000 hospitals, 17,500 long-term care facilities and numerous ancillary clinics and specialty rehab centers. Health care workers are the leading vehicles with which "nosocomial" or hospital-acquired infections are spread through direct patient contact. In the case of Hepatitis B, health care workers are between five and 15 times more likely to contract the virus than the general U.S. population (Association of Infection Control Professionals). Moreover, nosocomial infection is the most common immediate cause of death in nursing home patients, and the leading cause of patient hospitalization. The CDC estimates over 2 million cases of nosocomial infections in hospitals, long-term care facilities and nursing homes occur each year, resulting in 80,000 - 100,000 deaths. According to the American Journal of Infection Control (June/August
1991), between 5% and 18% of all patients have active infection at any given time.

         The large, fast-growing professional health care market comprises a small group of dominant manufacturers and medical supply distribution companies. They sell to hospitals, nursing/long-term care facilities, physician and dental offices, laboratories and other health-related organizations and to group purchasers. The manufacturers, distribution companies and group-purchase organizations control product flow to the market. We expect that marketplace success in the professional health care category will be driven by establishing strategic private label alliances with manufacturers and distribution companies to get First Scientific's products to the end user. In addition, an annual industry study conducted by Kovach & Associates for 2000 confirms the market opportunity for handwash products in the professional health care market to be just over $313.5 million.

Food Service

         The CDC reports that in the U.S., each week, 1.5 million people get food poisoning, 10,000 deaths occur annually from food poisoning, and foodborne illness can cost food service operations thousands of dollars in fees, claims, wages, and supplies per incidence.

         Foodborne illness is a common, distressing, and sometimes life-threatening problem for millions of people in the United States and around the world. Over 70% of all outbreaks originate in food service operations; as many as 40% are the result of poor handwashing and cross-contamination. The National Institute of Allergy and Infectious Diseases estimates that the annual cost of all foodborne diseases in the U.S. is $5 to $6 billion in direct medical expenditures and lost productivity.

         Properly cleansed hands are particularly important in controlling the transmission of foodborne pathogens. Food employees with dirty hands and/or fingernails can contaminate the food being prepared. According to the U.S. Food and Drug Administration's 1999 Food Code, employee handwashing is a critical control point under food safety plan and prevention guidelines. Therefore, the FDA recommends that any activity which may contaminate the hands must be followed by thorough handwashing in accordance with the procedures outlined in the Code.

         The food service category has a similar distribution chain to health care with specialized distribution companies providing consumable goods and supplies to food service companies and restaurants. Dine-in restaurants (29%), fast food restaurants (28%) and food service companies (14%) account for 71% of the annual handwashes in the food service arena. Sources confirm a market opportunity for handwash products in the food service market to be just over $187 million.

Other Markets

         Although we have not yet specifically quantified international market potential, our current due diligence confirms that our technologies and products can be sold into the same markets that we sell into in the United States. Registration and regulatory issues must be dealt with in most foreign markets to begin selling products. However, once we have completed the registration process, we will pursue markets within the country where speed to market and acceptable margins can be achieved.

         We believe that there is additional market potential for our technologies and products in other markets. We have identified the retail and health and fitness categories as "target" markets where the market size and opportunity justifies sales consideration and discussion. We are also researching opportunities in government, non-profit organizations and select niche industries and sectors.

Active End User Markets

         Our current and near-term sales revenue will be derived from the following "active" end user markets.

Antimicrobial Technology:

         Professional Health Care includes personnel at hospitals, nursing homes/long-term care facilities and medical clinics, as well as lab technicians, infection control practitioners, nurses, homecare agency personnel, physicians, dentists and dermatologists.

         Food Service includes food processing plant personnel, restaurant workers, central commissary personnel, school cafeteria personnel, service providers and their patrons.

         Hospitality includes entertainment and travel personnel and customers.

         Janitorial/Sanitation includes janitorial and sanitation personnel.

Skin Healing Technology:

         Professional Health Care includes personnel at hospitals, nursing homes/long-term care facilities and homecare agency and professional pharmacy personnel.

Institutional Skin Care:

         Professional Health Care includes personnel at hospitals, nursing homes/long-term care facilities, and homecare agencies and personnel.

Marketing Plan

         Our marketing plan addresses the development of awareness and demand for our technologies to create product insistence and generate sales. Marketing campaigns during the latter half of 2000 and the first quarter of 2001 are directed toward establishing and building a superior market position for First Scientific with an emphasis on our antimicrobial technology -- MicrobNZ.

         In addition to mitigating common risks associated with granting private label contractual arrangements with new customers, the brand promotes and grows acceptance of our antimicrobial technology across several markets. Through this branding program, we require that all products containing a formulation derived from the MicrobNZ technology include the "MicrobNZ" logo on their product labels.

         Supporting this marketing plan, we have engaged outside consultants.

Sales Approach

         We anticipate that near-term domestic revenue growth will result from private-label agreements within the identified active markets. This approach provides quick market penetration with lower capital requirements. Due to the large cash investment required to launch, penetrate and sustain branded products, we have elected to align with market leaders that have an established sales force, distribution and customer base. We believe these advantages make private labeling a compelling business sales strategy for us. Moreover, we can offer proprietary products to a number of customers by altering botanical, fragrance, and packaging options while maintaining required FDA protocols.

         Additionally, as opportunities arise, we provide our ProCleanse(TM) and PureCleanse(TM) house brands. We carefully qualify our distribution relationships, choosing those with an established market presence. We are pursuing distribution agreements in the professional health care, food service, hospitality, and janitorial/sanitation markets.

         In international markets, we expect private label relationships will dominate sales. However, various foreign distributors may want to capitalize on using our brand label as it develops market presence in the U.S. Use of our brand label in foreign countries will be reviewed and considered on a case-by-case basis.

         In support of this plan, we continue to assemble a sales team that is organized in alignment with the end consumer markets outlined above. The sales team concentrates its efforts on securing significant market share in its identified target markets.

Research and Development

         We have established a talented, respected and results-oriented research and development team, with the proven ability to develop unique product formulations that fulfill user needs. Edward Walker, Ph.D., who developed our antimicrobial protection and skin healing technologies, leads our research and development efforts. As a market-driven company, significant unmet product opportunities continue to be identified through market research. New product endeavors are facilitated through product analysis, market opportunity assessment, product testing and user validation. Product concepts are qualified by marketing through interaction with customers, end users, and several internal sources before research and development begins.

Manufacturing and Raw Materials

         Our depth in manufacturing capabilities ensures that we meet the required volumes, market demands, and various packaging formats for our products. We currently contract the manufacturing of products to carefully chosen and qualified production and co-packaging organizations that comply with both GMP and FDA guidelines. These providers have a depth of experience in manufacturing for various customers who require high quality products produced in FDA-compliant and registered facilities. Strict confidentiality agreements and protocols are imposed to protect our interests when qualifying contract manufacturers.

Competition

         Our primary competitors are those companies already providing antimicrobial and antibacterial products, and the promise of a bacteria-free environment, to the professional health care, foodhandling and other workplace/consumer environments. The speed to market and demonstrated capability of designing unique products to address market opportunities and customer needs provides us a competitive edge to compete against larger, entrenched competitors. However, our principal competitors are mostly large, well established marketers that have recognized brands and customer bases that pose a significant barrier to our achieving our sales and marketing plans.

         We have not been able to identify a competitor that provides a single product that simultaneously eliminates bacteria, improves skin condition and is effective for hours after use. Additionally, independent testing reveals that competitive products incorporating skin irritating active ingredients, such as alcohol, PCMX, CHG, Triclosan and iodine, cause skin degradation. This product landscape provides us with a critical competitive advantage. We believe we are well positioned to deliver products that specifically address problems associated with degradation of the skin caused by the irritating aspects of competitors' products, while also improving the skin's overall condition and providing antimicrobial persistence at higher levels.

                        Certain Significant Risk Factors

Our short- and long-term success is subject to certain risks, many of which are substantial in nature and outside our control. You should consider carefully the following risk factors, in addition to other information contained herein.

Our limited working capital and limited operating history, combined with our accumulated deficit and potential anticipated losses, raise substantial doubt as to our ability to continue as a going concern.

         As of December 31, 2000, we had limited working capital of approximately $632,000. We also have a limited operating history. Historically, our revenues have been related to product sales, product testing, and licensing fees. We are a development stage company. As of December 31, 2000, our accumulated deficit since inception was approximately $14,360,000, of which approximately $3,776,000 was attributable to a non-recurring charge for purchased research and development and approximately $3,246,000 was attributable to dividends and the beneficial conversion features on preferred stock. The remaining approximately $7,338,000 deficit resulted primarily from costs incurred in connection with research and development; compliance of our proprietary products with Food and Drug Administration ("FDA") requirements; and operating expenses related to startup sales, marketing and administration. Our ability to become profitable largely depends on successfully marketing our products and developing new formulations and products. The problems and expenses frequently encountered in developing new products and the competitive industry in which we operate will impact whether we are successful. We may never achieve profitability. Furthermore, we may encounter substantial delays and unexpected expenses related to research, development, production, marketing, regulatory matters, or unforeseen difficulties.

The audited consolidated financial statements that accompany this report have been prepared on the assumption that we will continue as a going concern.

         Our independent public accountants have issued their report dated January 26, 2001, that includes an explanatory paragraph stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern. Our sales have been limited and it has been necessary to rely upon financing from the sale of our equity securities to sustain operations. Additional financing will be required if we are to continue as a going concern. If additional financing cannot be obtained, we may be required to scale back or discontinue operations. Even if additional financing is available, there can be no assurance that it will be on favorable terms. In any event, such financing will result in immediate and possibly substantial dilution to existing shareholders.

Current working capital will not be sufficient to meet our future capital needs.

         We may require substantial funds for various reasons, including: continuing research and development; expanded testing, primarily efficacy testing; and manufacturing and marketing our existing products. In the short term, based on past financial needs and on currently planned programs, we anticipate that the funds on hand, together with funds generated from future product sales, will not be sufficient to satisfy our capital requirements through 2001. Adequate funds may not be available when needed or on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate certain or all of our research and development programs or to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves, which may materially adversely affect our continued operations.

Additional financing will be necessary to provide sufficient working capital.

         While we have recently completed financings through the sale of our common and preferred stock, we may not be able to fully expand or operate our business as planned without obtaining additional financing during 2001. If such financing is not available or obtainable, investors may lose a substantial portion or all of their investment and our business may be inadequately funded to satisfy our capital requirements, fund our research and development, and sustain the marketing, sales, and contract manufacturing of our existing products. We currently have no immediate means for obtaining this additional financing. Consequently, we cannot assure investors that additional financing, when necessary, will be available on acceptable terms, or at all.

We are in the early stage of product development and the science and technology underlying our products are relatively new.

         The science and technology of products for the health care and personal hygiene markets, including antimicrobial preparation, are rapidly evolving. Our products may require significant further research, development, testing, and regulatory compliance efforts. They are also subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibility that any or all of the future products will prove to be ineffective or unsafe, that the proposed products are uneconomical, that others hold proprietary rights which preclude us from marketing such products, or that others market better products. Accordingly, we are unable to predict whether our research and development activities will result in any new commercially profitable products. Further, due to the extended testing process required, we may be unable to sell certain new products in the future. There is also no guarantee that we will be able to sell our proprietary formulation in sustained, profitable volumes.

We have no business experience with large product volumes connected with growth from sales and marketing efforts.

         We may encounter scale-up difficulties as anticipated sales require us to produce larger commercial volumes of our products. If we were to receive sales orders larger than we or our contract manufacturers and suppliers could fill within a reasonable time, we would face the alternative of either turning down such orders, being late in fulfilling them, or being constrained to subcontract the production on terms less favorable to us. In either of the first two events, we could lose credibility with existing or potential customers, which could result in the loss of future business. Our anticipated revenues and earnings would be materially adversely affected if any of these events occurred.

We are subject to numerous government regulations and we are required to comply with FDA standards and guidelines.

         We are subject to certain United States and international laws and regulations regarding the development, production, transportation, and sale of our products. As a result, we may be required to comply with certain restrictive regulations, or potential future regulations, rules, or directives. Such potential regulatory conditions or compliance with such regulations may increase our cost of operations or decrease our ability to generate income.

         We are subject to regulation by the FDA and other federal and state regulatory agencies. FDA standards and guidelines require us to use only approved ingredients, and to conduct efficacy, shelf-life and stability testing. Any changes in existing FDA requirements may materially adversely affect us.

Rapid technological change could cause our technology and products to become obsolete.

         Our market is subject to rapid technological change. Development by others of new or improved products, formulation, processes or technologies may make our products obsolete or less competitive. Accordingly, we must continue investing in research and development of our existing products and developing new products. Despite such investment, our current or proposed products may be unsuccessful.

Competition within the hand cleansing products industry is a significant barrier to entry into the hand cleansing products market which could adversely impact our performance.

         Our products compete with antimicrobial and antibacterial skin protection products currently on the market. The professional health care and personal hygiene industry is dominated by a small number of large com petitors that are well established in the marketplace, have experienced management, are well financed, and have well recognized trade names related to their respective product lines. We may be unable to penetrate the existing market and acquire a sufficient market share to be profitable. Significant competitive factors which will affect future sales include performance, pricing, timely product shipment, safety, customer support, convenience of use and general market acceptance.

         Competition among hand cleansing products is strong and presents a significant barrier to entry by new products such as the ones we produce. Consumers tend to purchase and use products produced or distributed by manufacturers with recognizable names. We have not yet developed a highly recognizable name in the marketplace. In addition, we have identified a number of competitors who offer products that appear to be substantially similar to ours, a number of which are significantly larger and more experienced in the marketplace than we are. Furthermore, we face competition from companies that currently market or are developing products similar to those we offer. Many of these companies have significantly greater marketing, financial, and managerial resources than we do. In the face of such competition, our products may become obsolete.

Because we are a development stage business with limited operating history, we face risks associated with emerging companies such as failure of our technologies and formulations, unexpected costs related to quality control and production, and an inability to achieve full-scale production.

         Because we are a new venture involved in highly technical industries such as healthcare and personal hygiene, we have substantial inherent risks. Notwithstanding any pre-production planning, our products may incur unexpected problems in full-scale production, which cannot always be foreseen or accurately predicted or planned for. Our formulas may become unworkable for unpredicted reasons. Quality control and component sourcing failures may occur from time to time. Our business is substantially dependent upon the capabilities and performance of both management and sales personnel. Mistakes in judgment or performance by our management or sales personnel could be costly and, in certain instances, disabling. These risks present significant challenges to our business and our ability to generate revenue, and there is no guarantee that we will be able to meet these challenges and generate revenues.

We depend heavily on key management, consultants, and sales personnel, the loss of whom could adversely impact our business.

         Due to the highly technical nature of our business, we are dependent on certain key personnel. Our success will be largely dependent on the decisions made by members of management. The loss of services of one or more members of our management team could have a material adverse effect on our Company, including the further development and sale of proprietary formulations. We are especially dependent upon the efforts and abilities of our senior technology consultant, Dr. Edward B. Walker. Dr. Walker is also a member of our board of directors. We have a consulting agreement with Pharmulations, LLC, an entity controlled by Dr. Walker. The loss of any of our key executives could have a material adverse effect on us and our operations and prospects, although the loss of the personal services of Dr. Walker under the consulting agreement could have a more significant adverse effect. We have a $2,000,000 key man life insurance policy on Dr. Walker.

         Furthermore, we believe that our future success will depend, in part, upon our ability to attract, retain, and motivate qualified personnel by offering competitive compensation packages, equity participation, and other benefits which may reduce the working capital available for our operations. Management may also seek to obtain outside independent professionals to assist in assessing the merits and risks of business proposals we consider as well as assisting in the development and operation of our business projects. There is no assurance, however, that we will be successful in attracting and retaining such personnel.

Because our approach to hand washing and cleansing is different from approaches currently on the market, there is no assurance of market acceptance of our new approach to handwashing which could materially adversely impact our revenues.

         Because our formulations and products approach handwashing differently from other products currently on the market, our products may not be accepted in the marketplace. Such acceptance will depend on a number of factors, including demonstrating the efficacy and advantages of our products over those of our current and future competitors. Further, we may be unable to successfully market our products even though they perform successfully in independent laboratory and clinical testing. Our inability to market our products, either alone or combined with the market's refusal to accept our products, would significantly adversely impact our business and our ability to generate revenues.

We depend heavily on our patents and the protection of proprietary technology, and any loss of such intellectual property protection could have a negative impact on our business.

         We depend on our ability to license and obtain patents and on the adherence to confidentiality agreements executed by employees, consultants, and third parties to maintain the proprietary nature of our technology and to operate without infringing on the proprietary rights of others. We have applied for a United States patent for protection on our antimicrobial formulation, and our rash treatment and prevention formulations. The pending patents may not be granted. Also, our present or future products may be found to infringe upon the patents of others. If our products are found to infringe on the patents, or otherwise to utilize the intellectual property of others without authority, our development, manufacture, and sale of such products could be severely restricted or prohibited. In such case we might be required to obtain licenses to utilize such patents or proprietary rights of others, for which acceptable terms may be unavailable. If we were not able to obtain such licenses, the development, manufacture or sale of products requiring such licenses would be materially adversely affected. In addition, we could incur substantial costs in defending ourselves against challenges to our patents or infringement claims made by third parties, or in bringing actions to enforce any patents we may obtain.

Because patents and intellectual property laws provide limited protection, there is a risk that our proprietary information and formulations may be lost through challenges to our rights.

         Other companies may sell products similar to ours before we can market our products adequately. We rely on the protections we hope to realize under the United States and foreign patent laws. However, patents provide limited protection. We have applied for a United States patent on the antimicrobial formulation and on our rash treatment and prevention formulations. Applications for various other domestic and foreign patents are either pending or planned. Similar formulations and products, however, could be designed that do not infringe on our patent rights, but which may be similar enough in formulation or effect to compete against our patented products. Moreover, it is possible that unpatented formulations and products which were created prior to ours may exist. Such unpatented formulations and products may have never been made public and therefore are not known to us or the industry in general. Such a product could be introduced into the market without infringing on our future patents. If any such competing, non-infringing products were produced and distributed, our profit potential would be materially limited, which would seriously impair the viability of our business.

         In addition, there can be no assurance that any intellectual property rights eventually issued or exerted by us will not be challenged, invalidated, or circumvented, or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to ours. Furthermore, a court may find that we have infringed on patents owned by others. We may be required to go to court to defend our rights or products, to prosecute infringements, or to defend ourselves from infringement claims by others. Although we are not aware of any such litigation at this time, there can be no assurance that such claims will not be brought in the future.

         Patent litigation is expensive and time-consuming, and well-funded adversaries can use such actions as part of a strategy for depleting the resources of a small company such as ours. We cannot assure investors that we will have sufficient resources to successfully protect our interests in any such litigation that may be brought.

Potential limitations on Medicare reimbursement for our products could have a negative impact on our revenues.

         A major market for our products could also be adversely affected by federal legislation that may reduce reimbursements under the capital cost pass-through system utilized in connection with the Medicare program. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for medical procedures could result in reduction of revenues to hospitals and other users of our products. Such reduction of revenues could result in the hospitals' reducing spending for products such as our formulations, especially if our products are not the least expensive products on the market. Such reduction in spending would have a material adverse effect on our business.

Disruption of service or insufficient production capacity by our outside suppliers or manufacturers could have a detrimental effect on our business.

         We currently purchase all of our chemical components, supplies, and contract manufacturing from third-party suppliers. Substantially all of our current products are mixed and packaged by outside companies under supply agreements. If we were required to locate other suppliers or manufacturers, we could experience increased costs and significant delays in both locating and switching to new vendors. Although we have access to adequate supplies of raw materials for our current and foreseeable needs, a significant disruption in this supply could have a short-term material adverse impact on our revenue production and financial results. We have sought to mitigate this risk by entering into contracts with our suppliers to assure a continuing supply of raw materials for our product. However, long-term hedging opportunities against price increases for these items are generally not available.

         Similarly, because we depend so heavily on third-party suppliers and manufacturers, an increase in demand beyond predicted capacity levels of our suppliers or manufacturers could require us to locate additional suppliers and manufacturers to help us meet the increased demand. There can be no assurance that we would be able to locate such additional suppliers or manufacturers at costs and rates that would allow us to realize a profit from such additional production. Finally, if we are unable to locate such additional suppliers or manufacturers, and our demand exceeds our ability to provide our products, we could lose current and potential customers, which would have a material adverse impact on our business.

If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, we could be forced to pay substantial damage awards.

         We have a limited operating history upon which to evaluate the performance and effects of our products in actual use on consumers. We can provide no absolute assurance that our product line will operate as designed or that no injury to persons will result from the use of our products. For example, there is potential that someone may have an allergic reaction or sustain injury in some other way after using our antimicrobial hand cleansing or rash prevention products. Such individuals may subsequently seek to hold us responsible for any losses incurred. In such a case, we may experience losses or other material adverse consequences, which may, in severe cases, cause us to cease operations.

         The manufacture, development, and marketing of antimicrobial hand cleansing products exposes us to the potential risk from product liability claims and there can be no assurance that we can avoid significant product liability exposure. We maintain product liability insurance providing coverage up to $1,000,000 per claim with an aggregate policy limit of $2,000,000. There is substantial doubt that this amount of insurance would be adequate to cover potential liabilities in the event that we were to face significant claims. A successful product liability claim brought against us could have a material adverse effect on our business, operating results and financial condition. Further, product liability insurance is becoming increasingly expensive, and there can be no assurance that we will successfully maintain adequate product liability insurance at acceptable rates, or at all. Should we be unable to maintain adequate product liability insurance, our ability to market our products would be significantly impaired. The financial losses that we may suffer from future liability claims or a voluntary or involuntary recall of our products and the damage that any product liability litigation or a voluntary or involuntary recall may do to the reputation and marketability of our products would have a material adverse effect on our business, operating results and financial condition.

Our dependence on domestic markets could limit our potential growth and profitability.

         While a number of our competitors have diversified their customer base to include a strong international component, we are currently dependent on sales generated in U.S. markets. To sustain growth in the domestic markets, we will depend on increased usage of our products by health care professionals, the food handling industry, hospitality, government, education, e-commerce, retail and other niche markets. In addition, we will need to promote innovation and expansion of our product line as well as capture market share from our competitors. There can be no assurance that we will succeed in implementing our strategies to achieve such domestic growth.

Our international expansion efforts may prove unsuccessful.

         In order to reduce our dependence on domestic revenues, we have adopted a strategy to begin penetrating international markets. In implementing this strategy, we face barriers to entry and the risk of competition from local and other companies that already have established global businesses. The risks generally associated with conducting business internationally include: exposure to currency fluctuations, limitations on foreign investment, import/export controls, nationalization, unstable governments and legal systems and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because we plan to develop our international business through joint ventures, co-packaging arrangements, agent and other alliances, we may also be subject to risks associated with such joint venture arrangements and alliances, including those relating to the combining of different corporate cultures and shared decision-making. In addition, since our current international distribution capabilities are extremely limited, we will also need to acquire a distribution network or enter into alliances with existing distributors before we can effectively conduct operations in new markets. There can be no assurance that we will succeed in establishing our international business in a profitable manner, and a failure to expand this business may have a material adverse effect on our business and results of operations.

         At the present time, we do not have any registered foreign trademarks or any pending foreign trademark applications. There can be no assurance that we will successfully register any foreign trademarks. Furthermore, in the event that we are successful in registering foreign trademarks on our products and formulations there can be no assurance that such trademarks will be protected in the foreign markets in which they are used.

Our projected expansion into international markets could include many of the risks we currently face in domestic markets.

         We intend to establish and expand our operations to encompass international sales and marketing efforts. In order to maximize our expansion abroad with minimum capital outlay, we may recruit business partners in various foreign markets to conduct operations, establish local networks and coordinate sales and marketing efforts. Our success in such markets is directly dependent on locating good business partners and their dedication of sufficient resources to our business relationships.

         International expansion will subject us to foreign currency exchange risk and will require management attention and resources. We expect to pursue expansion through a number of international alliances and to rely extensively on these business partners initially to conduct operations, register web sites, and coordinate sales and marketing efforts. Our success in these markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our business relationships. We cannot provide assurances to investors that we will be successful in our efforts internationally.

         International operations are subject to other inherent risks including: the impact of recessions in economies outside the United States; changes in domestic regulatory requirements, as well as differences between domestic and foreign regulatory requirements; export restrictions, including export controls relating to product formulas, reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; difficulties and costs of staffing and managing foreign operations; political and economic instability; tariffs and other trade barriers; and seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

         Our failure to address these risks adequately could materially and adversely affect our business, results of operations and financial condition.

The terms of our outstanding preferred stock limit our ability to raise capital from the sale of our common stock or securities convertible into or that may be exchanged for our common stock.

Introduction

         We have one series of preferred stock outstanding: the Series 2000-B 8% Convertible Preferred Stock ("Series B preferred stock"). All of the presently outstanding preferred stock is convertible into shares of our common stock according to a formula based in part on the market price of our common stock during the 15 trading days prior to the conversion date. For additional details on these transactions, see Item 12 "Certain Relationships and Related Transactions - Financing Arrangement with Aspen Capital Resources, LLC."

         Given the structure of the conversion formulas applicable to the Series B preferred stock, there effectively is no limitation on the number of shares of common stock into which the Series B preferred stock may be converted. In addition, under certain circumstances, the sale or issuance of common stock or common stock equivalents at prices below the current conversion price at the time of such sale or issuance might result in a further adjustment of the conversion price of the preferred stock and an increase in the number of shares of common stock issuable upon conversion to prevent dilution of the holders of the preferred stock.

Overall Dilution to Market Price of Previously Issued Common Stock

         The conversion of the Series B preferred stock may result in substantial dilution to the equity interests of other holders of our common stock. Specifically, public resales of common stock following the conversion of the Series B preferred stock likely would depress the prevailing market price of our common stock. Even prior to the time of actual conversions, exercises and public resales, the market "overhang" resulting from the mere existence of our obligation to honor such conversions or exercises could depress the market price of the common stock.

Increased Dilution With Decreases in Market Price of Common Stock

         The outstanding shares of Series B preferred stock are convertible at a floating price that may and likely will be below the market price of our common stock prevailing at the time of conversion or exercise. As a result, the lower the market price of our common stock at and around the time the selling stockholder converts, the more shares of our common stock the selling stockholder receives. Any increase in the number of shares of common stock issued upon conversion or put of shares as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraph of this risk factor.

Voting Rights of Preferred Stock

         The purchase agreement and the certificate of designation of the terms and conditions of the Series B preferred stock provide that the voting rights of the Series B preferred stock are equal to the rights of the number of shares of common stock into which the Series B preferred stock is convertible. No conversion is required for the selling stockholder to have such voting rights. If the market price of our common stock falls, the number of shares of common stock issuable on conversion of the Series B preferred stock increases, and the preferred stockholder's voting power increases proportionately. Consequently, should an issue come before our stockholders for a vote while the preferred stock remains outstanding, the preferred stockholder would have effective control of that vote.

Increased Potential for Short Sales

         Downward pressure on the market price of our common stock that likely would result from sales of common stock issued on conversion of the Series B preferred stock could encourage short sales of common stock by holders of the Series B preferred stock or others. Material amounts of such short selling could place further downward pressure on the market price of the common stock.

Payment of Dividends in Additional Shares of Common Stock May Result in Further Dilution

         Under the terms of the Series B preferred stock, the preferred stockholder has the option to receive dividends on the Series B preferred stock in shares of common stock. The dividends accrue from the date of the issuance of the Series B preferred stock, subject to any intervening payments in cash. As such, a decision by the preferred stockholder to receive such dividends in shares of common stock could result in a substantial increase in the number of shares issued and outstanding and could result in a decrease of the relative voting control of common stock issued and outstanding prior to such payment of dividends and interest.

         These, and other preferred rights associated with the preferred stock, may make it impossible for us to raise additional financing through the sale of our securities.

The Board of Directors' right to issue additional series of preferred stock could result in further dilution of the rights of present shareholders.

         Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of "blank check" preferred stock, which will have such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without stockholder approval (but subject to applicable government regulatory restrictions), to issue preferred stock with dividend, liquidation, redemption, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. Those terms and conditions may include preferences on an equal or prior rank to the existing Series B preferred stock. Those shares may be issued on such terms and for such consideration as the board of directors then deems reasonable and such stock shall then rank equally in all aspects of the series and on the preferences and conditions so provided, regardless of when issued. In the event of such issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control.

We face substantial penalties for any failure to maintain the effectiveness of the registration statement registering the resale of the shares of common stock underlying the Series B preferred stock.

         We are subject to a registration rights agreement that requires us to register certain shares of our common stock with the Securities and Exchange Commission. Under this agreement, we must also maintain the registration statements and any others filed under the agreement current until all of the covered securities are sold or can be sold publicly without benefit of the registration. If we fail to maintain this registration, we will be subject to substantial penalties. Those penalties would include an increase in the dividend rate on the Series B preferred stock from 8% to 21% per year and an increase in the number of shares issuable upon conversion equal to 5% of the total number of shares of common stock issued or issuable upon conversion of the Series B preferred stock for every 30 days that the noncompliance continues, any one of which may adversely affect our financial condition or results of operations.

Item 2.  Description of Property

         Our corporate headquarters are located in approximately 5,000 square feet at 1877 West 2800 South, Suite 200, Ogden, Utah 84401. Located adjacent to the corporate offices is a recently completed, state-of-the-art research and development facility occupying approximately 2,000 square feet. Lease payments total approximately $7,400 per month. The lease expires on February 28, 2003 and annual rental increases are at the greater of CPI or 5%. A second location is at 2711 Midland Drive, Ogden, Utah 84401. Research and development, warehousing, mixing, and records storage are performed at this 2,200 square-foot FDA-compliant facility, as well as the management of environmental chambers for product stability testing. This facility is leased on a month-to-month basis for $875 per month.

         PureSoft operates from space occupying 4,000 square feet in an office building located at 167 Exeter Rd., Newfield, New Hampshire. This office serves primarily as a sales and marketing location and facilitates our interface with several key manufacturing suppliers. East and West facilities serve strategic objectives in putting forth a national image, access to international shipping ports through an East Coast distribution warehouse, and for sales opportunities emanating from the federal government. The lease term expires December 31, 2004, with monthly rent payments of approximately $5,400. We paid rent for eight months in advance when the lease was entered into in January 2001, which gives PureSoft the last two months rent free under the lease. PureSoft also rents approximately 10,000 square feet of product storage space in a public warehouse in Nashua, New Hampshire for $4,000 per month. The lease on this facility runs through December 31, 2001.

Item 3.  Legal Proceedings

         We are not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         We held our 2000 Annual Meeting of Shareholders on November 15, 2000, at which 15,223,645 shares were represented in person or by proxy. The shareholders elected eight directors by the following votes (in each instance there were no abstentions and no broker "non-votes"):

          Randall L. Hales: 15,159,979 shares FOR; 63,666 shares AGAINST.

          Gary L. Crittenden: 15,159,979 shares FOR; 63,666 shares AGAINST.

          Douglas R. Warren: 15,055, 187 shares FOR; 168,458 shares AGAINST.

          Dan C. Jorgensen: 15,159,979 shares FOR; 63,666 shares AGAINST.

          Edward B. Walker: 15,159,979 shares FOR; 63,666 shares AGAINST.

          E. Todd Heiner: 15,159,979 shares FOR; 63,666 shares AGAINST.

          Peter J. Sundwall, Jr., M.D.: 15,159,979 shares FOR; 63,666 shares AGAINST.

          Frank A. Cereska: 15,159,979 shares FOR; 63,666 shares AGAINST.

         Additionally, the shareholders voted to ratify the appointment of Arthur Andersen LLP as the independent public accountants for the year ended December 31, 2000, as follows:

         15,211,645  shares  FOR;  10,000  shares  AGAINST;   and  2,000  shares
ABSTAINED, and there were no broker "non-votes."

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Our common stock is traded in the over-the-counter market on the NASD's OTC Electronic Bulletin Board under the trading symbol "FSFI." Trading of the common stock commenced on October 26, 2000. The following table shows the high and low bid quotations for our common stock as reported by our market makers. These quotations are believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions and may not represent actual transactions.

                  Quarter Ended                      High Bid          Low Bid

                  December 31, 2000                  $2.00             $0.1875

         As of January 30, 2001 we had approximately 370 shareholders of record and 23,045,436 outstanding shares of common stock.

Dividend Policy

         We have never paid cash dividends on our common stock. During the year ended December 31, 2000, we paid dividends on preferred stock at an annual rate of 8%, which totaled $160,480. We currently intend to retain future earnings to operate and expand our business. We do not anticipate paying any cash dividends with respect to our common stock in the foreseeable future. As of December 31, 2000, we had an accumulated deficit from inception of approximately $14,360,000 and until this deficit is eliminated we can pay dividends to our common shareholders only out of net profits.

Recent Sales of Unregistered Securities

Year Ended December 31, 2000

         On May 16, 2000, we entered into a private placement purchase agreement with Aspen Capital Resources, LLC for the purchase of up to 4,000 shares of Series 2000-A Convertible Preferred Stock for net proceeds of $3,600,000. The we also granted Aspen Capital warrants to purchase up to 2,000,000 shares of common stock in connection with the purchase agreement.

         On December 29, 2000, we entered into a subsequent agreement with Aspen Capital pursuant to which Aspen Capital agreed to exchange each share of its unconverted Series A preferred stock for one share of Series 2000-B Convertible Preferred Stock.

         The sale of the Series A Preferred Stock and the warrants and the exchange of shares of Series A Preferred Stock for Series B Preferred Stock were undertaken pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. For additional details on these transactions, see Item 12 "Certain Relationships and Related Transactions - Financing Arrangement with Aspen Capital Resources, LLC."

         During the year ended December 31, 2000, we sold 825,666 shares of common stock to accredited investors for $2,477,000 in cash, or $3.00 per share. These transactions were part of a private placement of common stock to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act.

         In each of these  transactions,  the  offer  and sale of the  shares of common stock issued in connection with the private placements were not registered under the Securities Act or under any state securities "blue sky" laws in reliance upon exemptions from the registration provisions of the Securities Act and those laws for transactions involving non-public offers and sales of restricted securities to accredited investors. All shares sold in these transactions are restricted securities and their resale is subject to restrictions and limitations under applicable law. Certificates evidencing the shares sold to these investors were marked with a restrictive legend and each holder was required to execute a representation and warranty to the effect that the shares were acquired for investment purposes and not with a view to distribution or resale of the securities.

Year Ended December 31, 1999

         On November 8, 1999, we issued 40,000 shares of common stock to Kinara Graphics, Inc. as compensation for creative services in developing and presenting promotional and other materials regarding us and our products. The shares were valued at $70,000, or $1.75 per share, which the parties agreed for purposes of the issuance was the fair market value of the shares and the services for which they were issued. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration in
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. Based on information provided by the investor, we have reason to believe that Kinara Graphics, Inc., through its representatives, is a sophisticated investor and possesses such knowledge and experience in business and financial matters as to be able to evaluate the merits and risks of an investment in the common stock.

         On November 8, 1999, we issued 10,000 shares of common stock to Weldon and Maureen Phillips as compensation for marketing services performed for us during 1997 and 1998. The shares and the services were valued at $10,000, which the parties agreed for purposes of the agreement was the fair market value of the shares at the date the agreement was reached to accept shares in lieu of cash. The shares were issued without registration in reliance upon Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Based on information provided by the investor, we have reason to believe that Mr. and Mrs. Phillips, alone or with their representatives and advisors, are sophisticated investors and possess such knowledge and experience in business and financial matters as to be able to evaluate the risks and merits of an investment in the common stock.

Year Ended December 31, 1998

         During the year ended December 31, 1998, we issued 8,798,080 shares of our common stock in exchange for all of the issued and outstanding common stock of Linco to three accredited and seven non-accredited Linco shareholders in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act. Simultaneously, we issued 5,201,920 shares of common stock to Dr. Edward Walker, an officer and director of the

Company, in reliance on Section 4(6) of the Securities Act in consideration for the cancellation of a royalty agreement and for rights to technology relating to an instant chemical skin sanitizer formulation.

         We also issued a total of 2,666,659 shares of common stock in a private offering to 30 accredited and eight non-accredited investors for $0.75 per share. The purchase price was paid in cash or marketable securities or a combination of cash and securities. In this offering, we relied upon the exemptions from registration under Section 4(2) of the Securities Act. All investors received a private placement memorandum that included disclosure about our business, financial results, and financial condition and the risks of the investment. Investors also signed a subscription agreement that included representations and warranties regarding the investor's intent and status, including, among other things, representations that the investor was acquiring the shares for its own account and not for resale, and that the investor was experienced in financial matters and could bear the economic risk of an investment in the common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Outlook

         Our cash requirements through the end of 2001 will vary based upon a number of factors including, but not limited to, continuing research and development levels, increased market development activities, facilities enhancement, additional personnel, travel, and other expenses related to projected growth. With respect to the year 2001, we expect that additional cash funding will be needed. Efforts are currently under way to secure additional financing of approximately $2 million, which we believe will be sufficient until cash flows from operations meet future operating needs.

         Product research and development is an ongoing process. Existing products are continuously being refined and new technology developed to solve unmet market needs. Ongoing spending is anticipated in future quarters for lab equipment, furniture and fixtures.

         Our existing facilities and equipment are projected to be sufficient to meet most of our growth needs. However, should we be required to perform expanded testing for our customers or should we undertake in-house manufacturing, additional capital would be required to establish such activities. Management is actively pursuing additional outsourced manufacturing capacity.

         We benefit from an experienced executive management team and a board of directors comprising several senior-level business executives. We have assembled an in-house team of respected, results-oriented research and development, marketing, sales and operations professionals, as well as outside advertising, public relations and healthcare market consultants to advise management on business strategy and product innovation.

         During the last four months of the year ended December 31, 2000, we shipped $473,000 of product to Alliegence Corporation and Bergan-Brunswig, both of which are large distributors that serve the professional medical market. The shipments were initial stocking orders of MicrobNZ(TM) technology products. These shipments are the beginning of a stream of shipments that we expect will represent significant sales in 2001. The transaction terms were FOB destination and contained certain rights of return by the distributor. As a result of these terms and with limited sell-through history for MicrobNZ(TM) products, the recording of revenue on $440,000 was deferred. The balance of $33,000 was included in revenue for the year ended December 31, 2000.

PureSoft  Solutions, LLC  Acquisition

     On March 15, 2000, we entered into an agreement (the "PureSoft Agreement") to acquire 100% of the equity interests of PureSoft Solutions LLC ("PureSoft"), a New Hampshire limited liability company involved in the manufacturing and distribution of health care products. As consideration for the purchase, we agreed to pay $50,000 in cash, issue options to purchase 87,534 common shares at $0.01 per share and issue a $450,000 promissory note bearing interest at 8.5% per year with a $300,000 payment due on June 15, 2000, and quarterly payments of $50,000 thereafter through March 15, 2001. The PureSoft Agreement, as subsequently amended, also provides that we will issue additional consideration either in the form of cash or shares of our common stock on July 1, 2001 and 2002. The amount of additional consideration to be issued is contingent upon the net income before income taxes of PureSoft generated from April 2000 to June 30, 2002, and will vary in proportion to any over- or under-achievements of established performance milestones stated in the PureSoft Agreement, provided, however, that the aggregate minimum value of additional consideration be no less than $190,000. In addition, the PureSoft Agreement required us to make working capital advances of $300,000 to PureSoft on each of March 15, 2000, June 15, 2000 and August 15, 2000. All of the working capital advances were paid on or before the respective due dates and the $50,000 quarterly payments have been made on schedule.

         The principal significance of the acquisition of PureSoft is the introduction of our products into new markets, which might provide significant revenue to us in future periods.

Results of Operations

Year ended December 31, 2000, compared to the year ended December 31, 1999

     During the twelve months ended December 31, 2000, we recorded revenues of $486,000, reflecting a decrease of $68,000, or 12%, compared to the previous year. Revenues in 1999 included $295,000, or 53% of the total revenues from licenses and contracts to qualify and test products for customers, while in 2000 the source of revenue shifted to the sale of products, representing 83% of total revenues. Product revenue in 2000 totaled $403,000 and was 55% higher than in 1999.

     Gross profit decreased from $405,000 in 1999 to $207,000 in 2000. This decrease was primarily the result of lower revenue; a mix shift from higher margin rate service revenues in 1999 to lower margin rate product revenue in 2000; and higher product cost of revenues and associated transportation costs. The 2000 gross profit rate of 38% on product revenues is lower than the 1999 rate of 72%. The 1999 product revenue gross profit rate benefitted from favorable pricing and terms on one large order and is not representative of what is expected in future periods.

         Selling, general and administrative expenses were $4,424,000 and $1,577,000 for the years ended December 31, 2000 and 1999, respectively, representing an increase of $2,847,000, or 181%, from 1999 to 2000. The June 2000 acquisition of PureSoft provided sales and marketing capabilities and accounted for $980,000 of the increase in expenses. The increase over the prior year was also due to growth and development related expenses in marketing, sales and travel of $344,000; the expansion of operations reflecting increases in payroll expenses of $743,000 due to the addition of sales, operations and administrative support personnel; an increase in non-cash compensation charges associated with the issuance of stock options of $100,000; and higher consulting, legal and professional fees of $456,000.

         We incurred research and development expenses of $459,000 during the year ended December 31, 2000, an increase of $364,000 over the previous year. This increase was due to the expansion of our testing facilities including a new lab and personnel to support the testing at the lab. We anticipate an increase in research and development expenses for future periods as we expand our product offerings.

         We recorded a loss of $112,000 related to the decrease in market value of our marketable securities. The value has decreased consistently since the time of purchase and we have no reason to believe that the near-term prospects of the issuer will change.

         Net interest income was $67,000 and $28,000 for the years ended December 31, 2000 and 1999, respectively. This represents an increase of $39,000 and is due primarily to interest income that we have realized from a higher cash balance generated from the issuance of common and preferred stock, partially offset by interest expense incurred through capital lease obligations that have been entered into primarily for office equipment.

Selected Quarterly Reports of Operations

     The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended December 31, 1999 and 2000. This data has been derived from our unaudited financial statements that have been prepared on the same basis as the audited financial statements and in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes. Our quarterly operating results have varied substanitally in the past and may vary substantially in the future. You should not draw any conclusions about our future results for any period from the selected unaudited statement of operations data for any particular quarter.

                                                           For the Quarter Ended
                         ---------------------- ---------------------- ---------------------- ----------------------
                            March 31, 2000          June 30, 2000          September 30,          December 31,
                              (Unaudited)            (Unaudited)               2000                   2000
                                                                            (Unaudited)            (Unaudited)
                         ---------------------- ---------------------- ---------------------- ----------------------
Revenues:
   Product               $               2,969  $              72,634  $             226,489  $             101,222
   Services                             62,206                 18,810                      0                      0
                         ---------------------- ---------------------- ---------------------- ----------------------
      Total Revenues                    65,175                 91,444                226,489                101,222

Gross Profit                            35,377                 27,449                 99,685                 44,366
                         ---------------------- ---------------------- ---------------------- ----------------------
Net loss                             (699,066)            (1,121,018)            (1,390,444)            (1,672,385)

Net loss
Attributable to
Common
Shareholders                         (699,066)            (3,260,939)            (2,417,430)            (1,751,421)
                         ---------------------- ---------------------- ---------------------- ----------------------
Basic and Diluted
Net Loss Per
Common
Shareholder                             (0.03)                 (0.16)                 (0.12)                 (0.08)
                         ---------------------- ---------------------- ---------------------- ----------------------


                                                           For the Quarter Ended
                         ---------------------- ---------------------- ---------------------- ----------------------
                            March 31, 1999          June 30, 1999          September 30,          December 31,
                              (Unaudited)            (Unaudited)               1999                   1999
                                                                            (Unaudited)            (Unaudited)
                         ---------------------- ---------------------- ---------------------- ----------------------
Revenues:
   Product               $                 370  $               7,019  $             147,447  $             103,848
   Services                                  0                114,910                156,337                 23,700
                         ---------------------- ---------------------- ---------------------- ----------------------
      Total Revenues                       370                121,929                303,784                127,548

Gross Profit                               123                 97,880                254,134                 53,271
                         ---------------------- ---------------------- ---------------------- ----------------------
Net loss                             (280,573)              (144,724)              (507,052)              (535,968)

Net loss
Attributable to
Common
Shareholders                         (280,573)              (144,724)              (507,052)              (535,968)
                         ---------------------- ---------------------- ---------------------- ----------------------
Basic and Diluted
Net Loss Per
Common
Shareholder                             (0.01)                 (0.01)                 (0.03)                 (0.03)
                         ---------------------- ---------------------- ---------------------- ----------------------

Liquidity and Capital Resources

         We had cash of $1,232,000 as of December 31, 2000, representing an increase of $1,024,000 from December 31, 1999. Working capital, as of December 31, 2000, increased to $632,000 compared to working capital of $297,000 at December 31, 1999. We had an accumulated deficit of $14,360,000 at December 31, 2000, most of which had been funded out of proceeds received from the issuance of stock. This deficit includes $3,776,000 attributable to non-recurring charges for the purchase of research and development and $3,246,000 attributable to dividend and beneficial conversion features on preferred stock. The remaining $7,338,000 deficit resulted primarily from costs incurred in connection with research and development; compliance of our proprietary products with FDA requirements; and operating expenses related to startup sales, marketing and administration.

         Historically, we have financed our operations principally through loans, private placements of equity securities, and minimal product sales. We used net cash of $3,834,000 in operating activities during the year ended December 31, 2000. In the short term, we will be dependent on a few large customers for the bulk of our revenue. Until a broader base of customers is established, the loss of one such customer could have a serious, material adverse effect on our operating viability. Because we presently have limited revenue, we will rely primarily on cash balances and the sale of our equity and debt securities to satisfy future capital requirements until such time as sufficient revenue can satisfy our operating requirements. There can be no assurance that we will be able to secure this funding or that the terms of such financing will be favorable to us. Furthermore, the issuance of equity or debt securities which are or may become convertible into our equity securities may result in substantial dilution to the holders of our stock.

         During the year ended December 31, 2000, we received cash proceeds in the amount of $2,477,000 by issuing 825,666 investment units, at $3.00 per unit. Each investment unit consists of one share of our common stock and a warrant to purchase one-half share of common stock at $4.50 per share. The warrants expire December 31, 2001.

         During the year ended December 31, 2000, we granted 761,000 options under the 1998 Stock Option Plan. Of the options granted, 300,000 options have an exercise price of $0.19 per share, 155,000 options have an exercise price of $1.75 per share and 306,000 options have an exercise price of $3.00 per share. The options are exercisable as follows: 40% on the date of grant and 60% over a two-year period from the date of grant. All options granted during this period expire on the fifth anniversary of their respective grant dates. We recorded $193,750 of deferred compensation related to options that have exercise prices below the related stock's estimated fair market value on the measurement date. Additionally, we granted options to purchase 87,534 common shares at $0.01 per share in connection with the acquisition of PureSoft. These options are exercisable immediately and have no expiration date.

         We estimate a need for approximately $2,000,000 in new financing over the next twelve months. In addition, we intend to seek financing to exercise the optional redemption right under the designation of rights and preferences of the preferred stock to repurchase the outstanding preferred stock from Aspen Capital for $6.5 million. We will need to raise this capital through the sale of our securities or through borrowings. At this time we do not have a line of credit or other credit facility sufficient to provide this capital. We cannot guarantee success in raising future capital necessary to sustain or expand our operations, nor are we certain that such capital will be available on terms that prevent substantial dilution to existing investors. If we cannot raise sufficient capital, then we might be forced to significantly curtail operations. Any reduction in operating activity could have a material adverse effect on our business, financial condition, results of operations and relationships with corporate partners.

Item 7.  Financial Statements

         The financial statements are set forth immediately following the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Subsequent to the year ended December 31, 1999, on August 1, 2000, we appointed Arthur Andersen LLP to replace Hansen Barnett & Maxwell as our independent auditors for the fiscal year ended December 31, 2000.

         The report of Hansen Barnett & Maxwell on our consolidated financial statements for the year ended December 31, 1999 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

         The decision to engage Arthur Andersen as our independent auditors was approved by our board of directors, and later approved by our shareholders at the Annual Meeting of Shareholders held in 2000.

         In connection with the audit for the year ended December 31, 1999, and through August 1, 2000, we have had no disagreements with Hansen Barnett & Maxwell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Hansen Barnett & Maxwell would have caused it to make reference thereto in its report on the consolidated financial statements for such year.

         Through January 26, 2001, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S- B).


                                    PART III

Item 9. Management and Certain Security Holders; Compliance with Section 16(a) of the Exchange Act


Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of January 29, 2001.

         Name                      Age     Position

Randall L. Hales                   33      President, CEO, Chairman of the Board
Bradley K. Andrews                 45      Chief Operating Officer
John L. Theler                     53      Chief Financial Officer
Douglas R. Warren                  67      Director
Edward B. Walker, Ph.D.            48      Director
Peter J. Sundwall, Jr., M.D. (1)   36      Director
Gary L. Crittenden (2)             47      Director
Dan C. Jorgensen (2)               62      Director
E. Todd Heiner (1)                 39      Director
Frank A. Cereska (2)               60      Director
Frank J. Wilich, Jr.               48      Director
Joe K. Johnson                     42      Director


(1)      Member of the Compensation Committee
(2)      Member of the Audit Committee


         Randall L. Hales was appointed as our Chairman in August 2000. Mr. Hales has served as our Chief Executive Officer and as a member of the board since November 1999. From May 1999 until November 1999, Mr. Hales served as our Vice President of Sales and Marketing. Prior to joining us, Mr. Hales was managing director of the glazed wall tile division of Daltile International in Dallas, Texas from March 1995 until May 1999. From 1990 until 1995, Mr. Hales was employed by David Weekley Homes, where he held various operations and management positions, including general manager of operations. Mr. Hales holds a B.S. degree in engineering from Brigham Young University.

         Bradley K. Andrews joined us in May 2000. He has been our Chief Operating Officer since August 2000. He has more than 20 years of professional management experience. In September 1996, he founded the Ptarmigan Group, a healthcare consulting firm. While at the Ptarmigan Group, he co-founded Patientcom, an internet medical services company, and consulted for companies such as Aqualine Health Resources, NeighborCare, Inc., and OakCare, Inc. In 1993, Mr. Andrews was one of the three principal founders of Symphony Health Services, a wholly owned subsidiary of Integrated Health Services. He served as the senior vice president of operations and business development for Symphony. Mr. Andrews currently serves on the advisory board for SurfPartner.com, an online website review service. Mr. Andrews is a graduate of the University of Utah, where he earned a Bachelor of Science degree.

         John L. Theler has been our Chief Financial Officer since July 2000. From January 1997 to March 2000, Mr. Theler was the Chief Financial Officer of Franklin Covey. From 1992 through 1996, Mr. Theler was employed by Rubbermaid, initially as Vice President of the Home Products Division and then as Corporate Controller. Mr. Theler held progressive financial management positions for General Electric from 1971 until 1992. He holds a bachelor's degree from Brigham Young University in Business Management, and an MBA from Rensselaer Polytechnic Institute.

         Douglas R. Warren joined the board in September 1998. From September 1998 until November 1999, Mr. Warren was our President. Prior to that, he served as the President of Linco from 1990 until its merger with us in September 1998. Before joining Linco, Mr. Warren was the founder and owner of Warren's Restaurants in Ogden, Utah and was engaged in real estate development in Park City, Utah.

         Dr. Edward B. Walker joined the board in September 1998. He holds a B.S. degree from Weber State University and a doctorate degree in chemistry from Texas Tech University. After completing a post-doctoral fellowship in the Stanford University Department of Biochemical Pharmacology, Dr. Walker returned to Weber State University in 1981, where he is currently a professor of chemistry and director of the Utah Center of Excellence for Chemical Technology. Dr. Walker has received the Utah Governor's Medal for Science and Technology, Weber State University's Master Teacher Award, and is a Cortez Professor in the Honors Program at Weber State University. He has authored many scientific publications and two university-level chemistry textbooks.

         Dr. Peter J. Sundwall, Jr. joined the board in September 1998. He holds a degree in Psychology and a master's degree in Educational Psychology and Doctor of Medicine degree from the University of Utah. Dr. Sundwall completed his family practice residency at St. Peters Hospital in Olympia, Washington, and entered private practice in June 1997. He is currently an associate physician with the American Fork Clinic, American Fork, Utah.

         Gary L. Crittenden joined the board in March 2000. He is currently the Executive Vice President and Chief Financial Officer of American Express. Prior to joining American Express in June 2000, Mr. Crittenden was senior vice president and CFO of Monsanto Chemical Company, executive vice president and chief financial officer of Sears Roebuck and Company from 1996 through 1998, and senior vice president and chief financial officer of Melville Corporation, Rye, New York from 1994 to 1996. Mr. Crittenden has also served as a consultant to Bain & Company in Boston, where he held senior management and marketing positions. Mr. Crittenden serves on the board of directors for Ryerson-Tull and Wilson's The Leather Expert. Mr. Crittenden earned a bachelor's degree from Brigham Young University and an MBA degree from Harvard University.

         Dan C. Jorgensen joined the board in March 2000. Since 1994, Mr. Jorgensen has been president of Jorgensen Associates, a consulting firm specializing in energy, financial services and investment projects in developing countries and Russia. From 1986 to 1994, Mr. Jorgensen was a senior executive at AIG working on debt recovery projects in third world nations and director of AIG business in the former Soviet Union, where he founded the Russian American Investment Bank. From 1965 to 1986, Mr. Jorgensen was a senior executive at Citicorp working in corporate lending, foreign exchange, investment banking and risk management. He founded Citicorp Insurance USA and Citicorp Insurance Bermuda. Mr. Jorgensen serves on several boards including Conseco Bank (Utah), The Utah Symphony, Snow College Foundation (Utah), and Foundation Jean Monnet pour l' Europe (Switzerland). Mr. Jorgensen holds a bachelor's degree from Brigham Young University and an MBA degree from Harvard University.

         E. Todd Heiner joined the board in March 2000. He is Vice President, National Sales and Operations, of Voicestream Wireless Corporation. As one of that company's first 10 employees, Mr. Heiner has also held positions of director of sales, managing director and executive director. A former employee of McCaw Cellular, Mr. Heiner was instrumental in launching the first cellular services in Utah and Idaho in 1986. He received a B.A.
in Communications from Utah State University in 1985.

         Frank A. Cereska joined the board in March 2000. He is presently the president of Canaan Enterprises, Inc., an operations management consulting group. He was vice president and general manager of feminine care and adult incontinence care products for Paragon Trade Brands, Inc., prior to his retirement from Paragon in June 2000. He also previously worked as senior vice president of infant care products manufacturing for Paragon. Before joining Paragon, Mr. Cereska held senior management positions with Thiokol Corporation (Cordant Technologies) and managed several manufacturing facilities for Kimberly-Clark Corporation. He received a B.S. Degree from Western Michigan University in 1965 and a M.S. in Physical and Biological Sciences from Syracuse University in 1969.

         Frank J. Wilich, Jr. joined the board in November 2000. Mr. Wilich is one of the original founders of our subsidiary, PureSoft, and currently works with PureSoft as a consultant focusing on government relations and the food service industry. Since 1996, Mr. Wilich has worked as a private investor with FW Associates, where he founded three other companies: Incon Development, Inc., Continuum Care Technologies, Inc., and Embrace Healthcare, Inc. Prior to 1996, Mr. Wilich served as President and Treasurer of Polychem Corporation, a medical products company. He also worked as Chief Executive Officer of Pharmco Products, Inc. and Director of Marketing at American Hospital Supply (currently Allegiance Corporation). He holds a B.A. Degree in English from Dartmouth College and an MBA from the University of New Hampshire Whittemore School of Business and Economics.

     Joe K. Johnson joined the board in January 2001, as the nominee representative of Aspen Capital Resources, LLC. He has been the Manager of Aspen Capital since June 1999. Since 1996, Mr. Johnson has engaged on his own behalf in private business investment activity. This activity consists of investing in debt and equity securities of various public and private companies. Mr. Johnson is also a director of Flexpoint Sensor Systems, Inc. and an affiliate of E-Automate Corporation.

Board of Directors Committees and Other Information

         All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the board of directors. There are no family relationships among our directors or officers. We have agreed with Aspen Capital that so long as Aspen Capital owns 5% or more of our common stock, it may nominate and have a representative appointed to the board.
Joe K. Johnson presently serves as Aspen Capital's board representative.

         The  board  of  directors  currently  has  an  Audit  Committee  and  a
Compensation Committee. The Audit Committee oversees the actions taken by our independent auditors and reviews our internal financial and accounting controls and policies. The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our officers and administers our stock option plan.

Director Compensation

         Members of the board of directors who are not also serving as executive officers receive a fee of $500 per meeting for attendance or participation in regular meetings of the board. We also reimburse their expenses incurred in connection with that attendance or participation. In 1998, 1999 and 2000, new outside directors were also granted options to purchase common stock when they joined the board. During 2000, there were four regular meetings and seven special meetings of the board. No director attended fewer than 75% of the meetings.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% shareholders are requested by the applicable government regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that there was compliance for the fiscal year ended December 31, 2000 with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except for the following:

     Frank A. Cereska became a director in March 2000. Additionally, on April 17, 2000, Mr. Cereska received 35,000 options under the 1998 Stock Incentive Plan. His beneficial ownership was first reported on a Form 3 filed January 30, 2001.

     Gary L. Crittenden became a director in March 2000. Additionally, on November 22, 1999, Mr. Crittenden received 35,000 options under the 1998 Stock Incentive Plan. Mr. Crittenden's beneficial ownership was first reported on a Form 3 filed January 30, 2001.

     Randall L. Hales became an executive officer on November 1, 1999. His beneficial ownership was first reported on a Form 3 filed September 29, 2000.

     On November 22, 2000, John L. Theler received 150,000 options under the 1998 Stock Incentive Plan. The transaction was reported on a Form 5 filed January 30, 2001.

     On November 22, 2000, Bradley K. Andrews received 150,000 options under the 1998 Stock Incentive Plan. The transaction was reported on a Form 5 filed on January 30, 2001.

     E. Todd Heiner became a director in March 2000. On April 17, 2000, Mr. Heiner received 35,000 options under the 1998 Stock Incentive Plan. On February 16, 2000, Mr. Heiner purchased 333,333 shares of common stock and received 166,667 warrants. On June 26, 2000, Mr. Heiner purchased 166,667 shares of common stockand received 83,334 warrants. On August 31, 2000, Mr. Heiner purchased 133,333 shares of common stock and received 66,667 warrants. Each of these transactions was reported on a Form 5 filed on January 30, 2001.

     Dan C. Jorgensen became a director in March 2000. Additionally, on November 22, 1999, Mr. Jorgensen received 35,000 options under the 1998 Stock Incentive Plan. Mr. Jorgensen's beneficial ownership was first reported on a Form 5 filed January 30, 2001.

     Dr. Peter V. Sundwall Jr. became a director in September 1998. On September 30, 1998, he received options to purchase 50,000 shares of common stock. The transaction was reported on a Form 5 filed January 30, 2001.

     Dr. Edward B. Walker became a director in September 1998. On September 12, 2000, Edward B. Walker made gifts 2,940,000 shares to a minor child sharing the same household as Dr. Walker, a trust of which Dr. Walker is the administrator, a trust of which Dr. Walker's spouse is the administrator, and to a third party entity of which Dr. Walker is a managing partner. Each of these transactions was reported on a Form 5 filed on January 30, 2001.

     Douglas R. Warren became a director in September 1998. On December 31, 1998, Mr. Warren received 120,000 options under the 1998 Stock Incentive Plan. On August 25, 1999, Mr. Warren received 100,000 options under the 1998 Stock Incentive Plan. On August 4, 2000, Mr. Warren disposed of 100,000 shares. On August 16, Mr. Warren disposed of 312,500 shares. On July 19, 2000, Mr. Douglas disposed of 100,000 shares. Each of these transactions was reported on a Form 5 filed on January 30, 2001.

     Frank J. Wilich Jr. became a director in November 2000. Additionally, on March 15, Mr. Wilich received 29,175 options in the Puresoft Solutions, LLC acquisition. His beneficial ownership was first reported on a Form 5 filed January 30, 2001.

Item 10.                   Executive Compensation

Summary Compensation Table

         The following table sets forth, for the three fiscal years ended December 31, 2000, the compensation paid to our Chief Executive Officer (the "named executive officer"). No other executive officer serving at December 31, 2000 received salary and bonus for all services in all capacities during the year then ended in excess of $100,000.

                                                                                                                   Long-Term
                                                                                                                 Compensation
                                                                                                                    Awards
                                                                                                              -------------------
                                                                  Annual Compensation
                                           ----------------------------------------------------------------   -------------------
         Name
         and                                                                               Other Annual           Securities
       Principal                                 Salary                 Bonus          Compensation               Underlying
       Position               Year               ($)(1)                  ($)                    ($)               Options (#)
---------------------- - ---------------   ------------------   ------------------   --------------------   -------------------
Randall L. Hales               2000        $     123,322                      -                  -                      -
President, CEO                 1999        $      58,650                      -                  -                500,000
                               1998        $           -                      -                  -                      -

         (1) This table does not include John L. Theler, who was hired in July 2000 as our Chief Financial Officer, or Bradley K. Andrews, who became our Chief Operating Officer in August 2000. Each of Messrs. Theler and Andrews were initially paid at an annual salary rate of $110,000. Their annual salaries were increased to an annual rate of $140,000 each, effective November 1, 2000.

Option Grants in the Last Fiscal Year

         No options were granted to the named executive officer in the last fiscal year. John L. Theler, our Chief Financial Officer and Bradley K. Andrews, our Chief Operating Officer, were each granted options to acquire 100,000 shares at an exercise price of $3.00 per share after joining us in 2000. They were also each granted options on an additional 150,000 shares on November 22, 2000, at an exercise price of $0.1875 per share. For each of these grants, options to purchase the first 40% of shares vested at the date of grant; options to purchase the next 30% will vest on the first anniversary of the date of grant; and options to purchase the final 30% will vest on the second anniversary of the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

The following table sets forth information concerning the exercise of options to acquire shares of our common stock by the named executive officer during the fiscal year ended December 31, 2000, as well as the aggregate number and value of unexercised options held by the named executive officer on December 31, 2000. No options indicated were in the money at December 31, 2000.


                                                                                                        Value of
                                                                               Underlying             unexercised
                                                                              unexercised             in-the-money
                                                                                options                options at
                                                                            at December 31,        December 31, 2000
                             Shares Acquired                                    2000 (#)                     ($)
                                    on                                        Exercisable/            Exercisable/
          Name                 Exercise (#)        Value Realized ($)        Unexercisable            Unexercisable
------------------------- ---------------------- ----------------------- ---------------------- ------------------------
Randall L. Hales                   None                    N/A               350,000/150,000              $0/$0



Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of January 29, 2001, for: (i) each entity, group or person that is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) our directors and executive officers as a group. To the best of our knowledge, each shareholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable. Unless otherwise indicated, the address of the shareholder is c/o our principal executive offices, 1877 West 2800 South, Suite 200, Ogden, Utah 84401.



                                                                     Amount and
                                                                     Nature of           Percent of
                                                                     Beneficial         Common Stock
             Name and Address of Beneficial Owner                   Ownership(1)         Outstanding

Darrell J. Saunders                                                  2,181,450               9.5%
   998 Fifth Street
   Ogden, Utah 84401

Charles L. Crittenden (2)                                            1,991,452               8.6%
   2334 Filmore
   Ogden, Utah 84401

Aspen Capital Resources, LLC (3)                                    18,728,205              44.8%
   8989 S. Schofield Cir.
   Sandy, Utah 84093

Joe K. Johnson (4)                                                  18,728,205              44.8%
   Director

Edward B. Walker(5)                                                  5,323,670              23.1%
   Director







Douglas R. Warren(6)                                                 1,369,785               5.9%

E. Todd Heiner (7)                                                     965,000               4.1%
   Director

Randall L. Hales(8)                                                    350,000               1.5%
   Chief Executive Officer, Chairman

Peter Sundwall(8)                                                       50,000                  *
   Director

Bradley K. Andrews (8)                                                 100,000                  *
   Chief Operating Officer

John L. Theler (8)                                                     100,000                  *
   Chief Financial Officer

Frank J. Wilich, Jr. (8)                                                29,175                  *
    Director

Gary Crittenden(8)                                                      24,500                  *
    Director

Dan C. Jorgensen(8)                                                     24,500                  *
   Director

Frank Cereska (8)                                                       15,000                  *
   Director

All directors and executive officers as a group (12 persons)(9)     27,079,835              63.0%

* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants, or other convertible instruments held by that person that are exercisable or convertible within 60 days of December 31, 2000, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of any other person.

(2)      Charles  Crittenden,   a  former  director,   is  the  father  of  Gary
         Crittenden, and disclaims beneficial ownership of any shares of our common stock held by Gary Crittenden.

(3) Consists of 18,728,205 shares of common stock issuable upon conversion of 3,652 shares of Series B preferred stock, assuming immediate conversion at a price of $0.195. Excludes certain shares pledged to Mr. Johnson and/or Aspen Capital by a third party as collateral for a loan and which may be acquired under the terms of the applicable pledge agreement if a default occurs after March 10, 2001.

(4) Consists of 18,728,205 shares of common stock issuable upon conversion of preferred stock assuming immediate conversion at $0.195 per share. Excludes certain shares pledged to Mr. Johnson and/or Aspen Capital by a third party as collateral for a loan and which may be acquired under the terms of the applicable pledge agreement if a default occurs after March 10, 2001.

(5) Includes 2,620,000 shares held by Cbar E LC, a limited liability company of which Dr. Walker is a managing partner; 2,463,670 shares held jointly by Dr. Walker and his wife; 100,000 shares held by a trust of which Dr. Walker is the administrator; 100,000 shares held by a second trust of which Dr. Walker is the administrator; and 40,000 shares held by Edward Brian Walker, Dr. Walker's adult son, who lives at the same residence as Dr. Walker. Dr. Walker disclaims beneficial ownership of the shares held by the two trusts and his adult son.

(6) Consists of 1,179,785 shares of common stock and 190,000 shares of common stock issuable upon exercise of stock options which are exercisable currently or within 60 days of January 29, 2001.

(7) Consisting of 633,333 shares of common stock, 15,000 shares of common stock issuable upon exercise of stock options which are exercisable currently or within 60 days of January 29, 2001, and 316,667 shares of common stock issuable upon the exercise of warrants which are exercisable currently or within 60 days of January 29, 2001.

(8) Consisting of shares of common stock issuable upon exercise of stock options which are exercisable currently or within 60 days of January 29, 2001.

(9) Based on a total of 23,045,436 shares issued and outstanding, together with shares issuable upon the exercise of options, warrants or conversion rights held by the members of the group exercisable or becoming exercisable within 60 days of January 29, 2001. Duplicate entries eliminated.

Item 12.                   Certain Relationships and Related Transactions

Consulting Agreements

         In September 1998, we entered into a private consulting agreement with Jerral R. Pulley, then a director, to consult on marketing and market development. The agreement originally was for $10,000 per month, and had a one-year initial term, renewable for additional one-year terms. On August 1, 2000, the compensation under Mr. Pulley's agreement was reduced to $7,500 per month. In October 2000, Mr. Pulley joined us as a full-time employee and his private consulting agreement was terminated.

         In September 1998, we entered into an agreement with Pharmulations, LLC, an entity owned and controlled by Dr. Edward B. Walker, a director, to consult on product research and development for a period of three years. Under this agreement, Dr. Walker was to be paid $7,000 per month for the first year, $8,000 per month for the second year, and $9,000 per month for the third year of the agreement, with the changes occurring in October of each successive year. An amended consulting agreement and a master development agreement were entered into on January 4, 2001. Under these agreements, Pharmulations is paid $9,000 per month, with annual increases of $1,000 per month in October of each year the agreements continue in effect. We may also pay cash or stock bonuses based on the value of Pharmulations' services as determined in our discretion. We may terminate the consulting agreement for cause or in the event that Dr. Walker becomes permanently disabled, dies, or otherwise ceases to provide personal services or to own less than 66% of the equity of Pharmulations. In the event of disability, the consulting fee would continue to be paid for a period of 12 months from the date of termination of the consulting agreement. The consulting agreement, as amended, also contains covenants against competition and covenants of confidentiality and nondisclosure binding Pharmulations and its affiliates, including Dr. Walker.

         In November 1999, we entered into an agreement with our former Chief Executive Officer, Douglas R. Warren, for general business consulting. Under this agreement, Mr. Warren was to be paid $5,000 per month, and the agreement was for a period of two years, subject to an early termination of six months following the commencement of public trading of our common stock. Our shares began trading on October 26, 2000.
Accordingly, Mr. Warren's agreement may be terminated on April 26, 2001.

Financing Arrangement with Aspen Capital Resources, LLC

         On May 16, 2000, we signed a securities purchase agreement with Aspen Capital Resources, LLC ("Aspen Capital"). Under the purchase agreement, Aspen
Capital purchased 1,000 shares of Series 2000-A Convertible Preferred Stock ("Series A Preferred Stock") for $1,000,000, less a 10% placement fee paid to Aspen Capital, and warrants exercisable for the purchase of additional shares of common stock by Aspen Capital. The purchase agreement provided for subsequent purchases of an additional 3,000 shares of Series A Preferred Stock, with accompanying warrants, for an aggregate purchase price of $3,000,000, less the 10% placement fee. From May through September 2000, we issued a total of 4,000 shares of Series A Preferred Stock in exchange for net proceeds of $3,600,000.

         In connection with the purchase agreement, we agreed to file a registration statement to register the resale of the shares of common stock issuable to Aspen Capital upon conversion of the Series A Preferred Stock. On June 14, 2000, we filed a registration statement with the Securities and Exchange Commission to register the resale by Aspen Capital of (i) 2,000,000 shares of common stock issuable upon conversion of the Series A Preferred Stock,
(ii) 2,000,000 shares of common stock issuable upon exercise of the related warrants, and (iii) all additional shares of common stock issued or issuable to Aspen Capital pursuant to the purchase agreement. That registration statement was declared effective on July 7, 2000. Aspen Capital subsequently converted 348 shares of Series A Preferred Stock into 2,000,000 shares of common stock, which it then sold.

         On November 13, 2000, we entered into an amendment agreement with Aspen Capital to amend the terms of the purchase agreement and the warrants. Under the amendment agreement, Aspen Capital was granted the right to convert the stated value and any accrued and unpaid dividends on the Series A Preferred Stock into shares of common stock by dividing the stated value of such shares to be converted together with any accrued but unpaid dividends thereon by the conversion price, which is 80% of the average of the three lowest closing bid prices for our common stock quoted on the Nasdaq Stock Market system or reported on the NASD Electronic Bulletin Board during the 15 trading days preceding the conversion date, subject to a maximum conversion price of $1.20 per share. Aspen Capital also waived any penalty or event of noncompliance arising from our failure to cause the common stock to be included in the Nasdaq Stock Market System or the NASD Electronic Bulletin Board on or before September 30, 2000. Our common stock began trading on the NASD Electronic Bulletin Board on October 26, 2000.

         As of December 29, 2000, we entered into a second amendment to the purchase agreement, which modified the terms of the purchase agreement and the amendment agreement. Under the second amendment agreement, we agreed to adopt a certificate of designation for a new series of preferred stock, the Series B Preferred Stock. Under the second amendment agreement, Aspen Capital exchanged its remaining 3,652 shares of Series A Preferred Stock for an equal number of shares of Series B Preferred Stock. Further, Aspen Capital agreed that prior to April 3, 2001, it would not (i) offer or sell any shares of our common stock or enter into any swap or other similar arrangement at prices less than $0.25 per share, or (ii) convert any shares of Series B Preferred Stock. Additionally, Aspen Capital agreed to surrender for cancellation all of the warrants received in connection with the purchase agreement, provided that (i) all of the terms of the second amendment agreement have been met; (ii) we have redeemed all of the Series B Preferred Stock as provided in the certificate of designation for such series, and (iii) no event of noncompliance has occurred under the purchase agreement, as amended, including the failure to have the registration statement declared effective by April 2, 2001.

         Under the second amendment agreement we acquired the right to redeem all, but not less than all of the outstanding shares of Series B Preferred Stock on or before April 2, 2001, for $6.5 million. Aspen Capital acquired the right to require that we redeem the Series B Preferred Stock at a mandatory redemption price of 125% of the stated value of the Series B Preferred Stock per share, plus accrued and unpaid dividends and penalties, if any, through the date of redemption. The mandatory redemption may be exercised on or after April 3, 2001 by Aspen Capital or before April 3, 2001 if an event of noncompliance occurs. Aspen Capital may exercise the mandatory redemption right prior to April 3, 2001 if either Randall L. Hales ceases to be employed by us or Pharmulations, LLC
(specifically, Dr. Edward B. Walker) ceases to provide services as our consultant.

         Under the second amendment agreement, we also agreed to appoint Aspen Capital's nominee to our board of directors. On January 8, 2001, we appointed Joe K. Johnson, the manager of Aspen Capital, to serve as a member of the board of directors as provided by our bylaws, the laws of Delaware, and applicable rules and regulations of the Securities and Exchange Commission.

         We filed a registration statement on January 16, 2001, to permit Aspen Capital to resell to the public any common stock it acquires upon conversion of the preferred stock. Aspen Capital may be entitled to indemnification by us for lawsuits based on language in the registration statement. We will also prepare and file such amendments and supplements to the registration statement as may be necessary in accordance with the Securities Act and the rules and regulations promulgated under it, in order to keep the registration statement effective so that we may comply with the registration rights granted to Aspen Capital in the purchase agreement. In connection with the purchase agreement as amended, we agreed to pay certain expenses of Aspen Capital, including legal fees for the preparation of the second amendment agreement of $4,500.

                                     PART IV

                              EXHIBITS AND REPORTS

Item 13.                   Exhibits and Reports on Form 8-K

         (a)      Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
Number            Description

2.1               Agreement and Plan of Reorganization, dated August 10, 1998, between the Registrant, Linco,
                  Linco Acquisition Corp. and Edward Walker(1)
2.2               Purchase Agreement dated as of March 15, 2000 among the Registrant and David Wilich, Frank
                  Wilich, Jr., Gene Dubois and PureSoft Solutions, LLC, a New Hampshire limited liability company. (7)
3.1               Articles of Incorporation(2)
3.2               Bylaws(2)
3.3               Amendment to Articles of Incorporation changing name to First Scientific, Inc. and effecting a forward stock split.(1)
4.1               Certificate of Designation creating Series 2000-A Convertible Preferred Stock (8)
4.2               Warrant Certificate for Series 2000-A Warrants (8)
4.3               Certificate of Designation creating Series 2000-B Convertible Preferred Stock (9)
10.1              Non-qualified Stock Option Agreement with Jerral R. Pulley(3)
10.2              Non-qualified Stock Option Agreement with Peter Sundwall, M.D.(3)
10.3              1998 Stock Incentive Plan(4)
10.4              Agreement with Weldon Phillips(5)
10.5              Employment Agreement with Randy Hales(5)
10.6              Consulting Agreement with Jerral R. Pulley(5)
10.7              Consulting Agreement with Pharmulations LLC (5)
10.8              Exclusive License and Supply Agreement with Convatec (Confidential Testament Requested for
                  Certain Portions) (6)
10.9              Employment Agreement with David Wilich (7)
10.10             Stock Options Agreement with David Wilich, Frank Wilich and Gene Dubois.(6)
10.11             Purchase Agreement dated as of May 16, 2000 between First Scientific, Inc. and Aspen Capital
                  Resources, LLC, a Utah limited liability company(8)
10.12             Amendment Agreements dated November 13, 2000, between First Scientific, Inc. and Aspen
                  Capital Resources, LLC (9)
10.13             Agreement dated as of December 29, 2000, between First Scientific, Inc. and Aspen Capital
                  Resources, LLC (9)
10.14             Amended and Restated Consulting Agreement, dated December 29, 2000, First Scientific, Inc.
                  and Pharmulations LLC (10)
10.15             Master Development Agreement, dated December 29, 2000, between First Scientific, Inc. and
                  Pharmulations LLC (10)


(1) Incorporated by reference to the same-numbered exhibit to the Form 8-K filed with the Securities and Exchange Commission October 2, 1998.

(2) Incorporated by reference to the same-numbered exhibit to the Registration Statement on Form 10-SB, file No. 0-24378.

(3) Incorporated by reference to the same-numbered exhibit to the Form 10-QSB filed with the Securities and Exchange Commission November 16, 1998.

(4) Incorporated by reference from Quarterly Report on Form 10-QSB, filed on June 15, 1999.

(5) Incorporated by reference to the same numbered exhibit to the form 10-QSB filed November 16, 1999.

(6) Incorporated by reference from Amended Quarter Report on Form 10-QSB/A filed on March 8, 2000.

(7)  Incorporated by reference from Report on Form 8-K, filed on March 30, 2000.

(8)  Incorporated by reference from Report on Form 8-K, filed on May 31, 2000.

(9)  Incorporated  by  reference  from Report on Form 8-K,  filed on January 12,
     2001.

(10) Filed herewith.

     (b)     Reports on Form 8-K

     A Current Report on Form 8-K was filed on March 30, 2000, to report,  under
Item 2, the acquisition of PureSoft Solutions, LLC, a New Hampshire limited liability company. The purchase agreement, an employment agreement, and a stock option agreement relating to the transaction were filed as exhibits at that time. Financial statements of PureSoft were filed in a Current Report on Form 8-K on June 8, 2000, and again by an amendment to the March 30, 2000, Current Report on June 14, 2000.

     A Current  Report on Form 8-K was filed on May 31, 2000,  to report,  under
Item 5, the sale of Series 2000-A Convertible Preferred Stock (the "Series A Preferred Stock") and related common stock warrants to Aspen Capital. The securities purchase agreement, the form of warrant, and the certificate of designation of terms and conditions of the Series A Preferred Stock were filed as exhibits.

     A Current Report on Form 8-K was filed on August 7, 2000, to report,  under
Item 4, a change in the certifying public accountants from Hansen, Barnett & Maxwell to Arthur Andersen LLP. A letter from Hansen, Barnett & Maxwell, stating its agreement with the information set forth in the Current Report, was filed as an exhibit.

     A Current Report on Form 8-K was filed on January 12, 2001, to report, under Item 5, certain amendments to the Series A Preferred Stock transaction and the issuance of the Series 2000-B 8% Convertible Preferred Stock (the "Series B Preferred Stock"), in exchange for the Series A Preferred Stock. The amendments to the securities purchase agreements and the certificate of designation of terms and conditions of the Series B Preferred Stock were filed as exhibits.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST SCIENTIFIC, INC.




DATED:   January 30, 2001               By: /s/ Randall L. Hales
                                           -------------------------------------
                                        Randall L. Hales, President, Chief
                                        Executive Officer and Chairman


DATED:   January 30, 2001               By: /s/ John L. Theler
                                           -------------------------------------
                                        John L. Theler
                                        CFO (Principal Financial and Accounting
                                        Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                Title                                   Date

/s/ Randall L. Hales
--------------------------          Chief Executive Officer, President,         January 30, 2001
Randall L. Hales                    (Principal Executive Officer)

/s/ Bradley K. Andrews
--------------------------          Chief Operating Officer                     January 30, 2001
Bradley K. Andrews

/s/ John L. Theler
--------------------------          Chief Financial Officer                     January 30, 2001
John L. Theler                      (Principal Financial Officer and
                                    Principal Accounting Officer)

/s/ Douglas R. Warren
--------------------------          Director                                    January 29, 2001
Douglas R. Warren

/s/ Edward B. Walker, Ph.D.
--------------------------          Director                                    January 31, 2001
Edward B. Walker, Ph.D.

/s/ Peter J. Sundwall, Jr., MD
--------------------------          Director                                    January 29, 2001
Peter J. Sundwall, Jr., MD

/s/ Frank J. Wilich, Jr.
--------------------------          Director                                    January 31, 2001
Frank J. Wilich, Jr.

/s/ Gary L. Crittenden
--------------------------          Director                                    January 30, 2001
Gary L. Crittenden


/s/ Dan C. Jorgensen
--------------------------          Director                                    January 30, 2001
Dan C. Jorgensen






/s/ E. Todd Heiner
--------------------------          Director                                    January 30, 2001
E. Todd Heiner

/s/ Frank A Cereska
--------------------------          Director                                    January 29, 2001
Frank A Cereska


--------------------------          Director                                    January ___, 2001
Joe K. Johnson

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Public Accountants (Arthur Andersen LLP)               F-2

Report of Independent Certified Public Accountants
  (Hansen, Barnett & Maxwell)                                                F-3

Consolidated Balance Sheet as of December 31, 2000                           F-4

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
    December 31, 2000 and 1999 and for the Cumulative Period from April 30, 1990
    (Date of Inception) through December 31, 2000                            F-5

Consolidated  Statements of  Stockholders'  Equity (Deficit) for the Years Ended
    December 31, 2000 and 1999 and for the Cumulative Period from April 30, 1990
    (Date of Inception) through December 31, 2000                            F-6

Consolidated  Statements of Cash Flows for the Years Ended December 31, 2000 and
    1999, and for the Cumulative Period from April 30, 1990 (Date of Inception)
    through December 31, 2000                                                F-8

Notes to Consolidated Financial Statements                                  F-10

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To First Scientific, Inc.:

We have audited the accompanying consolidated balance sheet of First Scientific, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended and for the period from inception (April 30, 1990) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of First Scientific, Inc. and subsidiaries for the period from inception to December 31, 1999. Such statements are included in the cumulative inception to December 31, 2000 totals of the statements of operations and comprehensive loss, stockholders' equity(deficit) and cash flows and reflect total revenues and net loss of 62 percent and 56 percent, respectively, of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1999 included in the cumulative totals, is based solely upon the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of First Scientific, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended and for the period from inception to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated no significant recurring revenues through December 31, 2000 and has incurred significant recurring losses since its inception. The Company expects these losses to continue at least through December 31, 2001. As of December 31, 2000, the
Company has an accumulated deficit of $14,359,918, a stockholders' deficit of $1,024,079 and limited working capital of $631,665. Additionally, the Company used cash in operating activities of $3,833,616 during the year ended December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ARTHUR ANDERSEN LLP


Salt Lake City, Utah
January 26, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Scientific, Inc. :

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows of First Scientific, Inc. and subsidiaries, a development stage company, for the year ended December 31, 1999 and for the cumulative period from April 30, 1990 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Scientific, Inc. and subsidiaries for the year ended December 31, 1999 and for the cumulative period from April 30, 1990 (date of inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States.


HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
March 2, 2000

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET


                                                                                 As of December 31,
                                                                                        2000
                                                                                ---------------------
ASSETS:
   Current Assets:
     Cash                                                                       $    1,232,303
     Accounts receivable, net of allowance for doubtful accounts of $30,000            136,912
     Inventory                                                                         321,901
     Prepaid expenses and other assets                                                 118,700
                                                                                ---------------------
       Total Current Assets                                                          1,809,816
                                                                                ---------------------

   Property and Equipment:
     Equipment                                                                         620,115
     Leasehold improvements                                                             83,763
     Less: accumulated depreciation and amortization                                  (109,305)
                                                                                ---------------------
       Net Property and Equipment                                                      594,573
                                                                                ---------------------

   Goodwill and Other Intangible Assets, net                                         1,087,723
                                                                                ---------------------

   Other Assets                                                                         22,541
                                                                                =====================
                                                                                $    3,514,653
                                                                                =====================
LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current Liabilities:
     Accounts payable                                                           $      338,723
     Accrued liabilities                                                               232,928
     Deferred revenue                                                                  351,689
     Related-party promissory notes payable                                             50,000
     Capital lease obligations, current portion                                         14,811
     PureSoft purchase obligation                                                      190,000
                                                                                ---------------------
       Total Current Liabilities                                                     1,178,151
                                                                                ---------------------

   Capital Lease Obligations, net of current portion                                    29,545
                                                                                ---------------------

   Commitments and Contingencies (Notes 2, 3, 6, 8 and 9)

   Convertible Redeemable Preferred Stock Series 2000-B, $1,000 stated value;
     4,000 shares authorized; 3,652 shares outstanding
     (aggregate liquidation preference of $3,731,036)                                3,331,036
                                                                                ---------------------

   Stockholders' Deficit:
     Common stock, $0.001 par value; 50,000,000 shares authorized, 23,045,436
        shares outstanding                                                              23,045
     Additional paid-in capital                                                     13,356,477
     Deficit accumulated during the development stage                              (14,359,918)
     Deferred compensation                                                             (43,683)
                                                                                ---------------------
        Total Stockholders' Deficit                                                 (1,024,079)
                                                                                =====================
                                                                                $    3,514,653
                                                                                =====================








          See accompanying notes to consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                                 Period from April
                                                                                                 30, 1990 (Date of
                                                                    Years Ended                    Inception) to
                                                                   December 31,                    December 31,
                                                       --------------------------------------
                                                             2000                 1999                 2000
                                                       ------------------    ----------------   --------------------

Revenues:
  Products                                             $       403,314       $       258,684    $           897,994
  Services and licenses                                         83,016               294,947                377,963
                                                       ------------------    ----------------   --------------------
    Total Revenues                                             486,330               553,631              1,275,957
                                                       ------------------    ----------------   --------------------

Cost of Revenues:
  Products                                                     249,937                72,647                477,237
  Services                                                      29,516                75,576                105,092
                                                       ------------------    ----------------   --------------------
    Total Cost of Revenues                                     279,453               148,223                582,329
                                                       ------------------    ----------------   --------------------
Gross Profit                                                   206,877               405,408                693,628
                                                       ------------------    ----------------   --------------------

Operating Expenses:
  Selling, general and administrative                        4,423,530             1,576,555              6,811,167
  Research and development                                     458,894                94,982                766,986
  Amortization of goodwill and other intangibles               162,409                90,000                278,659
  Acquired in-process research and development                       -                     -              3,776,440
                                                       ------------------    ----------------   --------------------
    Total Operating Expenses                                 5,044,833             1,761,537             11,633,252
                                                       ------------------    ----------------   --------------------

Loss from Operations                                        (4,837,956)           (1,356,129)           (10,939,624)
                                                       ------------------    ----------------   --------------------

Other Income (Expense):
  Interest income                                               89,462                32,643                136,787
  Interest expense                                             (22,705)               (4,485)              (120,959)
  Realized loss on available-for-sale marketable
    securities                                                (111,714)             (140,346)              (252,060)
                                                       ------------------    ----------------   --------------------
    Total Other Expense, net                                   (44,957)             (112,188)              (236,232)
                                                       ------------------    ----------------   --------------------

Loss before Income Tax Benefit                              (4,882,913)           (1,468,317)           (11,175,856)
Income Tax Benefit                                                   -                     -                 61,881
                                                       ------------------    ----------------   --------------------
Net Loss                                                    (4,882,913)           (1,468,317)            11,113,975)
Preferred Stock Dividends                                   (3,245,943)                    -             (3,245,943)
                                                       ==================    ================   ====================
Net Loss Attributable to Common Stockholders           $   (8,128,856)       $   (1,468,317)    $       (14,359,918)
                                                       ==================    ================   ====================

Basic and Diluted Net Loss Per Common Share            $         (0.39)      $         (0.07)
                                                       ==================    ================

Weighted Average Number of Common
   Shares Outstanding                                       20,947,879            20,182,373
                                                       ==================    ================

Comprehensive Loss:
   Net loss                                            $   (4,882,913)       $   (1,468,317)
   Unrealized losses on marketable securities                       -             (149,974)
   Realized losses on marketable securities included
     in net loss                                                16,903               140,346
                                                       ==================    ================
   Comprehensive loss                                  $   (4,866,010)       $   (1,477,945)
                                                       ==================    ================


          See accompanying notes to consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                          Unrealized
                                                                             Deficit                       Loss on
                                                                           Accumulated                    Available       Total
                                                            Additional      During the                      -for-      Stockholders'
                                        Common  Stock         Paid-in      Development       Deferred        Sale         Equity
                                   -----------------------
                                     Shares      Amount       Capital         Stage        Compensation   Securities    (Deficit)
                                   ------------ ---------- -------------- --------------- --------------- -----------  -------------
Balance - April 30, 1990 (Date
   of Inception)                             -  $       -  $           -  $            -  $            -  $      -     $         -
Issuance of shares for $15,000 in
   April 1990                        7,114,350      7,114         7,886                -               -           -        15,000
Issuances of shares for services:
  April 1990, at less than $0.01
   per share                          2,371,450     2,371         2,629                -               -           -         5,000
  January 1993, $0.07 per share        284,574        285        19,070                -               -           -        19,355
  January 1995, $0.02 per share      2,371,450      2,371        47,629                -               -           -        50,000
Issuances of shares for cash:
  October 1993, $0.07 per share        514,605        515        34,485                -               -           -        35,000
  March 1996, $0.12 per share            83,001        83         9,917                -               -           -        10,000
  October 1996, $0.25 per share         99,601        100        24,900                -               -           -        25,000
  May 1998,  $0.29 per share            21,343         21         6,229                -               -           -         6,250
  July 1998, $0.34 per share            87,744         88        29,912                -               -           -        30,000
  September through December
   1998, $0.75 per share             1,860,203      1,860     1,393,293                -               -           -     1,395,153
Issuance upon conversion of debt:
  September 1998, $0.75 per share       66,667         67        49,933                -               -           -        50,000
  September 1998, $0.34 per share      169,781        170        57,880                -               -                    58,050
Issuance of shares to acquire
   SPPS, September 1998              3,333,330      3,333        (3,333)               -               -           -             -
Issuance of shares in exchange
   for available-for-sale
   securities, (less $48,460 in
   deferred income taxes)
   September and November 1998,        673,123        673       455,713                -               -           -       456,386
   $0.75 per share before tax
Issuance for restricted equity
   securities, November 1998,
   $0.75 per share                      66,666         67        49,933                -               -           -        50,000
Issuance of shares for
   cancellation of royalty
   agreement and contribution of
   technology (less $13,421
   deferred income tax) September    5,201,920      5,202      3,882,817               -               -           -     3,888,019
   1998, $0.75 per share
Redemption of shares in exchange
   for release of personal
   guarantee of Company debt,      (2,371,450)     (2,371)         2,371               -               -           -             -
   December 1994
Redemption of shares in exchange
   for release of personal
   guarantee of Company debt upon
   execution of license and
   royalty agreement, June 1998    (1,778,588)     (1,779)         1,779               -               -           -             -
Conversion of shareholder loans
   and a liability for deferred
   salaries to capital without
   issuance of additional shares,
   September 1998                            -          -        181,877               -               -           -       181,877
                                   ------------ ---------- -------------- --------------- --------------- -----------  -------------
         Subtotals                  20,169,770  $  20,170  $   6,254,920  $            -  $            -  $        -   $ 6,275,090


          See accompanying notes to consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (continued)

                                                                             Deficit                      Unrealized
                                                                           Accumulated                    Loss on         Total
                                                            Additional      During the                    Available    Stockholders'
                                        Common  Stock         Paid-in      Development       Deferred     -for-Sale       Equity
                                   -----------------------
                                     Shares      Amount       Capital         Stage        Compensation   Securities    (Deficit)
                                   ------------ ---------- -------------- --------------- --------------- -----------  -------------
 Subtotals from previous page       20,169,770  $  20,170  $   6,254,920  $            -  $           -    $      -      $6,275,090
Compensation related to grant of
   stock options, September 1998             -          -        174,194              -        (174,194)         -               -
Amortization of deferred
   compensation                              -          -             -                -         90,138          -          90,138
Unrealized loss on
   marketable       securities
   for the period from April 30,
   1990 (Date of Inception)                  -          -             -               -               -       (7,275)       (7,275)
   through December 31, 1998
Net loss for the period from
   April 30,1990 (Date of
   Inception) through December               -          -             -      (4,762,745)              -          -      (4,762,745)
   31, 1998
                                   ------------ ---------- -------------- --------------- --------------- -----------  -------------
Balance - December 31, 1998         20,169,770     20,170     6,429,114      (4,762,745)        (84,056)      (7,275)    1,595,208
Issuance of shares for services:
  April 1999, $1.00 per share            10,000        10         9,990               -               -            -        10,000
  September 199, $1.75 per share        40,000         40        69,960               -               -            -        70,000
Compensation related to grant of
   stock options                             -          -       492,500               -        (492,500)           -             -
Amortization of deferred
   compensation                              -          -             -               -         302,957            -       302,957
Unrealized loss on marketable
   securities                                -          -             -               -               -     (149,974)     (149,974)
Realized losses on marketable
   securities included in net loss           -          -             -               -               -      140,346       140,346
Net loss                                     -          -             -      (1,468,317)              -            -    (1,468,317)
                                   ------------ ---------- -------------- --------------- --------------- -----------  -------------
Balance - December 31, 1999         20,219,770     20,220     7,001,564      (6,231,062)       (273,599)     (16,903)      500,220
Issuances of shares for cash:
   February to June 2000, $3.00
   per share                           825,666        825     2,476,174               -               -            -     2,476,999
Conversion of Series 2000-A
   convertible preferred stock
   into common stock                 2,000,000      2,000       346,000               -               -            -       348,000
Preferred stock dividends and
   beneficial conversion features            -          -     3,085,463      (3,245,943)              -            -      (160,480)
Issuance of options in connection
   with the acquisition of
   PureSoft Solutions, LLC                   -          -       261,779               -               -            -       261,779
Compensation related to grant of
   stock options                             -          -       193,750               -        (193,750)           -             -
Amortization of deferred
   compensation                              -          -             -               -         403,032            -       403,032
Forfeiture of stock options                  -          -       (20,634)              -          20,634            -             -
Compensation related to grant of
   stock options by executive                -          -        12,381               -               -            -        12,381
Realized loss on marketable
   securities                                -          -             -               -               -       16,903        16,903
Net loss                                     -          -             -      (4,882,913)              -            -    (4,882,913)
                                   ============ ========== ============== =============== =============== ===========  =============
Balance - December 31, 2000          23,045,436 $  23,045  $ 13,356,477   $ (14,359,918)  $     (43,683)  $        -   $(1,024,079)
                                   ============ ========== ============== =============== =============== ===========  =============

          See accompanying notes to consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Period from
                                                                                                April 30,
                                                                                              1990 (Date of
                                                                                              Inception) to
                                                               Years Ended December 31,        December 31,
                                                            --------------------------------
                                                                 2000             1999             2000
                                                            ----------------  --------------  ---------------
Cash Flows From Operating Activities:
   Net loss                                                 $   (4,882,913)   $ (1,468,317)   $ (11,113,975)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Realized loss on marketable securities                      111,714         140,346          252,060

       Depreciation and amortization                               220,786         114,034          364,052

       Loss on disposal of property and equipment                    5,573               -            5,573

       Non-cash compensation                                       415,413         302,957          808,508

       Common stock issued for services                                 -           50,000          124,355

       Common stock issued for purchased research and
           development                                                  -                -        3,766,440

       Deferred income tax benefit                                      -                -          (61,881)

       Changes in assets and liabilities, net of effects of the acquisition of PureSoft Solutions, LLC:

         Accounts receivable, net                                 (19,143)         (94,319)        (114,076)

         Inventory                                                (267,837)         (8,643)        (303,099)

         Prepaid expenses and other current assets                (72,149)           12,805         (88,700)

         Other assets                                              19,342          (41,884)         (22,542)

         Accounts payable                                         182,086            69,018         305,438

         Accrued liabilities                                      101,823          (45,321)         264,913

         Deferred revenue                                         351,689          (33,750)         351,689
                                                            ----------------  --------------  ---------------
           Net Cash Used In Operating Activities               (3,833,616)      (1,003,074)      (5,461,245)
                                                            ----------------  --------------  ---------------

Cash Flows From Investing Activities:
   Purchases of property and equipment                           (453,846)         (68,154)        (609,661)

   Acquisition of PureSoft Solutions, LLC, net of
     cash acquired                                               (202,422)               -         (202,422)

   Proceeds from sale of marketable securities                          -                -          302,847
                                                            ----------------  --------------  ---------------

           Net Cash Used In Investing Activities                 (656,268)         (68,154)        (509,236)
                                                            ----------------  --------------  ---------------

Cash Flows From Financing Activities:
   Proceeds from issuance of notes payable                              -           19,590          275,565

   Principal payments on notes payable                            (69,590)               -         (225,565)

   Proceeds from loans from stockholders                                -                -          158,934

   Principal payments on loans from related parties              (400,000)         (22,693)        (486,500)

   Principal payments on capital lease obligations                (11,712)          (4,034)         (16,608)

   Proceeds from the issuance of Series 2000-A
     Preferred Stock                                            3,600,000                -        3,600,000

   Payment of preferred stock dividends                           (81,444)               -          (81,444)

   Proceeds from issuance of common stock                       2,476,999                -        3,978,402
                                                            ----------------  --------------  ---------------
           Net Cash Provided By (Used In)
              Financing Activities                              5,514,253           (7,137)       7,202,784
                                                            ----------------  --------------  ---------------
Net Increase (Decrease) In Cash                                 1,024,369       (1,078,365)       1,232,303

Cash at Beginning of the Period                                   207,934        1,286,299                -
                                                            ================  ==============  ===============
Cash at End of the Period                                   $   1,232,303     $    207,934    $   1,232,303
                                                            ================  ==============  ===============

          See accompanying notes to consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)






                                                               Years Ended December 31,
                                                            --------------------------------
                                                                 2000             1999
                                                            ----------------  --------------
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                 $      22,484     $      5,213

Supplemental Schedule of Non-cash Investing and Financing
   Activities:
     Acquisition of PureSoft Solutions, LLC:
       Fair value of assets acquired                            1,735,509                -             -
       Liabilities assumed                                        183,730                -
       Related-party promissory notes payable                     450,000                -
       Fair value of stock options issued                         261,779                -
       PureSoft purchase obligation                               190,000                -
     Preferred stock dividends                                  3,245,943                -
     Equipment acquired through capital lease obligations          33,021           20,478
     Stock option grants at less than fair value                  193,750          492,500
     Stock option forfeitures                                      20,634                -





          See accompanying notes to consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

Nature of Business- First Scientific, Inc. and subsidiaries (collectively, the "Company") are engaged in the research, development and commercialization of break-through, patent-pending technologies, as well as personal skin care and disinfectant products. The Company is in the development stage. The Company sells its technologies and products in the professional health-care, food service, hospitality and janitorial/sanitation markets in the United States.

Corporate History and Reorganization- On April 30, 1990, Linco Industries, Inc. ("Linco") was incorporated under the laws of the state of Utah. Linco developed, manufactured and distributed a linseed oil based soap on a very limited basis. On September 15, 1998, Linco entered into a reorganization agreement with SPPS Financial Corporation ("SPPS"), a publicly held Delaware corporation, whereby a newly formed, wholly owned subsidiary of SPPS was merged into Linco. Under the terms of the reorganization agreement, the Linco stockholders exchanged all of the then issued and outstanding shares of common stock of Linco for 8,798,080 shares of SPPS common stock. SPPS had no assets, liabilities or operations and had 3,333,330 common shares outstanding at the date of the reorganization agreement. The transaction has been accounted for as a reorganization of Linco, with a related 2,371.45 -for-1 stock split, and the issuance of 3,333,330 common shares to the SPPS shareholders. The accompanying financial statements reflect the effects of this stock split and reorganization. In connection with the reorganization, SPPS changed its name to First Scientific, Inc.

Principles of Consolidation- The accompanying consolidated financial statements include the accounts and transactions of First Scientific, Inc. and its predecessors for all periods presented and the accounts and transactions of PureSoft Solutions, LLC ("PureSoft") since its acquisition on June 2, 2000 (see
Note 3). Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates- The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments- The amounts reported as cash, accounts receivable, accounts payable, and debt instruments are considered to be reasonable approximations of their fair values based on market information available to management at the time of preparation of the financial statements.

Concentration of Risk- Through December 31, 2000, the Company has sold its products primarily to a small number of distributors in the United States. The Company performs ongoing credit evaluations of its customers' financial condition but requires no collateral from its customers. The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

During the year ended December 31, 2000, three customers accounted for 17%, 15% and 10% of the Company's total revenues. During the year ended December 31, 1999, two customers accounted for 55% and 37% of the Company's revenues. As of December 31, 2000, four customers accounted for 17%, 12%, 11% and 11% of the Company's total accounts receivable.

Investments - Investments in marketable equity securities were categorized as available-for-sale securities. Available-for-sale securities were stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of other comprehensive loss.

Inventory - Inventory, which is primarily finished goods, is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to expense as incurred while renewals and major improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the respective accounts and a gain or loss is included in the results of operations.

Intangible Assets - Intangible assets consist of goodwill and acquired completed technology. Goodwill represents the excess of the purchase price over the net assets acquired in the acquisition of PureSoft (see Note 3). Goodwill is amortized on a straight-line basis over a five-year period. Accumulated amortization of goodwill totaled $143,659 as of December 31, 2000. Acquired completed technology represents the value of scientific formulations acquired from a director in 1998 (see Note 4). The acquired completed technology totaling $135,000 was amortized over a period of 18 months, and as of December 31, 2000, has been fully amortized.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the book value may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. As of December 31, 2000, the Company does not consider any of its long-lived assets to be impaired.

Revenue Recognition - Product revenue is recognized upon shipment of products except where rights of return exist or where no evidence exists of channel sell through. In these cases revenue is deferred until the rights of return expire or there is evidence of the product being sold through the channel. Service revenue is recognized as the services are performed. Amounts received in advance of performance of the services or the delivery of products are recorded as deferred revenue.

Research and Development Expense - All research and product development expenses are charged to operations as incurred.

Advertising - Advertising costs are expensed as incurred. During the years ended December 31, 2000 and 1999, advertising expense was approximately $391,000 and $161,000, respectively.

Income Taxes - The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized.

Stock-Based Compensation Plans - The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock, and amortized to expense over the vesting period.

Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", requires pro forma information regarding net income
(loss) and net income (loss) per common share as if the Company had accounted for its stock options granted under the fair value method. This pro forma disclosure is presented in Note 11.

The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No.123 and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of either the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete.

Basic and Diluted Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At December 31, 2000 and 1999, there were outstanding common stock equivalents of 23,953,280 and 2,205,000, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Recent Accounting Pronouncements - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the fair value be recognized currently in operations unless specific criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of the provisions of SFAS No. 133 to have a material impact on the Company's financial position, results of operations or liquidity.

Reclassifications - Certain reclassifications have been made in the prior periods' consolidated financial statements to conform with the current period presentation.

NOTE 2 - DEVELOPMENT STAGE STATUS

Since inception, the Company has spent most of its efforts in developing and marketing various products and is considered to be in the development stage. Although the Company has generated revenues, the Company continues to incur significant losses. The Company incurred net losses for the years ended December 31, 2000 and 1999 of $4,882,913 and $1,468,317, respectively, and has an accumulated deficit of $14,359,918 and a stockholders' deficit of $1,024,079 at December 31, 2000. Additionally, the Company used cash flows for operating activities of $3,833,616 and $1,003,074 for the years ended December 31, 2000 and 1999, respectively. These factors, as well as the risk factors set out in the Company's Annual Report on Form 10-KSB, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to fund the operations of the Company through proceeds from sales of debt and equity securities and, if necessary, the sale of certain of its technologies. There can be no assurance that management's plans will be successful.

NOTE 3 - ACQUISITION OF PURESOFT SOLUTIONS, LLC

On March 15, 2000, the Company entered into an agreement (the "PureSoft Agreement") to acquire 100% of the common stock of PureSoft, a New Hampshire limited liability company involved in the manufacturing and distribution of health care products. The transaction was consummated on June 2, 2000. As consideration for the purchase, the Company agreed to pay $50,000 in cash, issue options to purchase 87,534 shares of the Company's common stock at $0.01 per share and issue a $450,000 promissory note (see Note 6). The Company agreed to issue additional consideration either in the form of cash or shares of its common stock on July 1, 2001 and July 1, 2002. The amount of additional consideration to be issued is contingent upon the pre-tax net income of PureSoft generated from April 1, 2000 to June 30, 2002, and varies in proportion to any over- or under-achievements of established performance milestones stated in the PureSoft Agreement, provided, however, that the aggregate minimum value of additional consideration be no less than $190,000.

The PureSoft Agreement also required the Company to make working capital advances of $300,000 to PureSoft on each of March 15, 2000, June 15, 2000, and August 15, 2000. All of the working capital advances were paid on or before the respective due dates.

The acquisition was accounted for as a purchase. The purchase price totaled $1,551,779 and consisted of $50,000 paid in cash to the former PureSoft owners, $600,000 paid in cash as working capital advances prior to the purchase, a $450,000 promissory note, stock options with an estimated fair value of $261,779, and $190,000 representing the minimum value of the additional consideration. The contingent shares will be recorded at the then fair value of the shares issued and will, accordingly, affect the amount of goodwill recorded to the extent the fair value of the shares issued exceeds $190,000.

The estimated fair value of the options to purchase common stock was determined using the Black-Scholes option pricing model with the following assumptions: expected exercise life of one year, risk free interest rate of 6.18%, expected dividend yield of 0% and volatility of 40%.

The purchase price allocation to tangible assets included $447,578 of cash, $22,836 of accounts receivable, $18,802 of inventory, and $14,911 of property and equipment. The purchase price allocation to liabilities assumed included $33,285 of accounts payable, $100,445 of accrued liabilities, and $50,000 of related-party notes payable. The excess of the purchase price over the estimated fair value of the net assets acquired was $1,231,382 and was capitalized as goodwill to be amortized over five years.

The following unaudited pro forma financial statement data presents the results of operations of the Company as if the acquisition of PureSoft had occurred on February 10, 1999, the date of inception of PureSoft. The unaudited pro forma results have been prepared for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

                                               Pro Forma for the
                                           Years Ended December 31,
                                    ----------------------------------------
                                          2000                  1999
                                    -----------------     ------------------
                                                 (unaudited)

Revenues                            $     536,177           $     643,850
Net Loss                               (5,116,176)             (1,761,021)
Net loss attributable to
   common stockholders                 (8,395,452)             (2,539,884)
Basic and diluted net loss
   per common share                 $       (0.40)          $       (0.13)

NOTE 4 - ACQUIRED RESEARCH AND DEVELOPMENT

In connection with the reorganization  agreement with SPPS during 1998 (see Note
1), the Company issued 5,201,920 shares of its common stock valued at $3,901,440 to a director of the Company for the rights to and ownership of technology related to scientific formulations and the cancellation of the Company's obligation under a royalty agreement related to the use of the technology. The value of the technology was determined based upon the fair value of the common stock issued. The technology consists of two non-alcohol based antibacterial sanitizing formulations that remove bacteria while moisturizing the skin and a dimethicone-based topical rash prevention and treatment formulation that cleanses and moisturizes the skin for treatment of skin rashes caused by incontinence and other irritations. All of the technology was considered to be in process except for one formulation valued at $135,000. The cost of the completed technology was capitalized and was amortized over a period of 18 months. The in-process technology was valued at $3,766,440 and was charged to operations on the date of acquisition. Amortization expense for the completed technology for the years ended December 31, 2000 and 1999 was $18,750 and $90,000, respectively. As of December 31, 2000, the completed technology was fully amortized.


NOTE 5 -LOSS ON MARKETABLE SECURITIES

During 1999, the Company had investments in marketable securities that were classified as available-for-sale securities. The market value of these securities declined during 1999 and, at September 30, 1999, management determined that the decline was other than temporary. Accordingly, a write-down of $140,346 was recorded to adjust the carrying value of these securities to their market value of $111,714. At December 31, 1999, available-for-sale securities consisted of the following:

   Cost                                                $    111,714
   Gross unrealized losses                                  (16,903)
                                                       --------------
                                                       --------------
   Estimated fair value                                $     94,811
                                                       --------------

During the year ended December 31, 2000, the market value of these securities continued to decline and management determined that the securities had no value and that the decline was other than temporary. Accordingly, a write-down of $111,714 (including a previously unrealized loss of $16,903) was recorded during the year ended December 31, 2000.


NOTE 6 - RELATED-PARTY TRANSACTIONS

The Company believes the terms of the related-party transactions are at least as favorable as the terms that could have been obtained from an unaffiliated third party in similar transactions.

Promissory  Notes Payable - In connection  with the acquisition of PureSoft (see
Note 3), the Company issued three promissory notes totaling $450,000 to the former stockholders of PureSoft. The notes bear interest at 8.5% with aggregate payments of $300,000 due on June 15, 2000, and aggregate quarterly payments of $50,000 thereafter through March 15, 2001. As of December 31, 2000, $50,000 remains outstanding on these notes.

Additionally, in connection with the acquisition of PureSoft, the Company assumed a $50,000 note payable to two of the former stockholders of PureSoft. This note, together with accrued interest thereon, was paid off in connection with the acquisition.

Consulting Agreements - In August 1998, the Company entered into a consulting agreement with an individual who was then a director of the Company, to consult on marketing and market development. The agreement provided for compensation of

$10,000 per month, had a one-year initial term, and was renewable for additional one-year terms. On August 1, 2000, the compensation under the agreement was reduced to $7,500 per month. On August 7, 2000, the individual resigned as a director of the Company. On October 1, 2000, the individual became an employee of the Company and the consulting agreement was terminated.

In October 1998, the Company entered into an agreement with Pharmulations, LLC ("Pharmulations"), an entity owned and controlled by Dr. Edward B. Walker, a shareholder and director of the Company, to consult on product research and development for a period of six years. Under this agreement, compensation of $7,000 per month was to be paid for the first year, with increases of $1,000 per month in October of each year the agreement continued in effect. An amended consulting agreement and a master development agreement were entered into on January 4, 2001. Under these agreements, Pharmulations is paid $9,000 per month, with annual increases of $1,000 per month in October of each year the agreement continues in effect. The Company may also pay cash or stock bonuses based on the value of Pharmulations' services as determined by the Company. The Company may terminate the consulting agreement for cause or in the event that Dr. Walker becomes permanently disabled, dies, or otherwise ceases to provide personal services or to own less than 66% of the equity of Pharmulations. In the event of disability, the compensation would continue to be paid for a period of 12 months from the date of termination of the amended consulting agreement. The Company may terminate the consulting agreement without cause provided the Company pay an amount equal to the monthly compensation multiplied by the lesser of 12 months or the number of months remaining under the term of the contract. The amended consulting agreement also contains covenants against competition and covenants of confidentiality and nondisclosure binding Pharmulations and its affiliates, including Dr. Walker.

In November 1999, the Company entered into an agreement with a company owned by the Company's former chief executive officer, whereby the Company agreed to pay $5,000 per month for general business consulting. The agreement is for a period of two years, subject to an early termination of six months following the commencement of public trading of the Company's common stock. The Company's stock began trading on the over-the-counter market on the NASD Electronic Bulletin Board on October 26, 2000. Accordingly, the agreement may be terminated on or after April 26, 2001. The Company may terminate the agreement for cause or in the event that the individual becomes permanently disabled. In the event of disability, the compensation would continue to be paid for a period of 12 months from the date of termination of the consulting agreement. The Company may also pay cash or stock bonuses based on the value of services performed as determined by the Company.


NOTE 7 - SHORT-TERM NOTES PAYABLE

As of December 31, 1999, the Company had a note payable of $19,590 due to a finance company. The note bore interest at 12.75% per year and was unsecured. The balance of this note, together with interest thereon, was paid during the year ended December 31, 2000.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Capital Leases - The Company leases various equipment under capital lease agreements. Equipment held under capital leases as of December 31, 2000 and 1999 was as follows:

                                                  2000          1999
                                               ------------ -------------
Equipment                                      $  60,965    $   20,478
Less: accumulated depreciation                   (17,903)       (1,971)
                                               ============ =============
                                               $  43,062    $   18,507
                                               ============ =============

 The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2000:

Year Ending December 31,
           2001                                             $  19,440
           2002                                                13,962
           2003                                                 8,824
           2004                                                 8,824
           2005                                                 3,677
                                                            -------------
Total minimum lease payments                                   54,727
Less: amount representing interest                            (10,371)
                                                            -------------
Present value of net minimum lease payments                    44,356
Less: current portion                                         (14,811)
                                                            =============
Capital lease obligations, net of current portion           $  29,545
                                                            =============

Operating Leases - The Company leases its physical facilities and office equipment under operating leases with remaining lease terms ranging from 26 to 48 months as of December 31, 2000. Rent expense for the years ended December 31, 2000 and 1999 was $88,501 and $42,229, respectively. As of December 31, 2000, the expected future minimum lease payments due under the operating leases described above are as follows:

Year Ending December 31,
            2001                                          $   160,503
            2002                                              164,318
            2003                                               88,297
            2004                                               64,749
                                                          ===============
                                                          $   477,867
                                                          ===============

Employment Agreements - In connection with the acquisition of PureSoft (see Note
3), the Company entered into an agreement with a former PureSoft stockholder to serve as the President of the subsidiary. The agreement provides that, if the individual is terminated without cause, the individual will receive compensation equal to the individual's base salary multiplied by the number of months remaining under the term of the contract. The agreement is scheduled to expire on September 15, 2002.

In November 2000, the Company entered into employment agreements with two key employees which provide for the Company to pay as severance two years of salary should the employees be terminated without cause.

Commission Agreements - The Company has entered into various commission agreements with third parties. Under these agreements, the third parties receive commissions ranging from 0.5% to 15.0% of net sales to referred customers.

Legal Matters - The Company is involved in one lawsuit arising from the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of this matter will not materially affect the Company's financial position or results of operations.

Insurance - The manufacture, development, and marketing of antimicrobial hand cleansing products exposes the Company to the potential risk from product liability claims and there can be no assurance that the Company can avoid significant product liability exposure. The Company maintains product liability insurance providing coverage up to $1,000,000 per claim with an aggregate policy limit of $2,000,000. There is substantial doubt that this amount of insurance would be adequate to cover potential liabilities in the event that the Company were to face significant claims. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

NOTE 9 - PREFERRED STOCK

The Company's authorized capital stock includes 1,000,000 shares of preferred stock, $0.001 par value per share. The Company has created two classes of preferred stock: Series 2000-A Convertible Preferred Stock ("Series A preferred stock") and Series 2000-B Convertible Preferred Stock ("Series B preferred stock"). As of December 31, 2000, there were no outstanding shares of Series A preferred stock and there were 3,652 shares outstanding of Series B preferred stock.

On May 16, 2000, the Company executed a securities purchase agreement (the "Series A Purchase Agreement") with Aspen Capital Resources, L.L.C. ("Aspen"), whereby Aspen purchased, through a series of transactions, 4,000 shares of Series A preferred stock from the Company for $4,000,000, less a 10% placement fee payable to Aspen, and warrants exercisable for the purchase of additional shares of Company common stock by Aspen. The placement fee was netted against the proceeds received under the Series A Purchase Agreement.

On August 17, 2000, the Company agreed to allow Aspen to convert into common stock up to $1,000,000 in stated value of Series A preferred stock at a reduced conversion price of $2.00 per share and recorded an additional preferred stock dividend of $250,000 related to this reduction in the conversion price.

On November 13, 2000, the Company entered into an agreement (the "Modification Agreement") with Aspen, whereby Aspen and the Company agreed to modify certain terms of the Series A Purchase Agreement. As modified, the Series A Purchase Agreement provided that the Company may have been requested to redeem all of the outstanding shares of Series A preferred stock at a price equal to 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if any, through the date of redemption if (i) an event of noncompliance occured (see below); (ii) after January 31, 2001, the average of the closing quoted bid prices for the Company's common stock for 22 consecutive trading days was less than or equal to $1.00 per share, or (iii) the aggregate balance of the Company's cash and cash equivalents was less than $1,000,000 at any time after November 13, 2000 and on or before January 31, 2001 and at any time thereafter, the average closing bid price for the Company's common stock for the previous 22 consecutive trading days was less than or equal to $1.00 per share. If the Company opted not to make the redemption payment when due, dividends would have accrued on all outstanding Series A preferred stock from and after the redemption date at 21% per year until paid in full and the conversion price would have been reduced by $0.50 per share.

Under the terms of the Modification Agreement, the Company waived its right to redeem after May 16, 2001 all or some of the outstanding shares of Series A preferred stock by paying 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if any, through the date of redemption. Further, as modified, the Series A Purchase Agreement granted Aspen the right to convert the stated value and any accrued and unpaid dividends thereon into shares of the Company's common stock based on a formula subject to a maximum conversion price of $1.20 per share, rather than the $4.00 maximum conversion price in the original Series A Purchase Agreement.

As of December 29, 2000, the Company entered into an agreement with Aspen, which modified the terms of the Series A Purchase Agreement and the related amendment agreement. Under this agreement, the Company agreed to adopt a certificate of designation for a new series of preferred stock, the Series B preferred stock. In connection with the agreement, Aspen exchanged all of the outstanding shares of Series A preferred stock for an equal number of shares of Series B preferred stock.

The rights and preferences of the Series A and Series B preferred stock include the following:

Optional Redemption - The Company has the right to redeem all of the outstanding shares of Series B preferred stock by paying $6,500,000 to Aspen. The Company must exercise this right before the close of business on April 2, 2001. The Company may not redeem any Series B preferred stock unless all dividends accrued on the outstanding Series B preferred stock through December 31, 2000 have been paid in full. Dividends on the outstanding Series B preferred stock for the period January 1, 2001 through the date of the optional redemption will be deemed included in the optional redemption price and the warrant certificates received in connection with the issuance of the Series A preferred stock will be cancelled, provided that (i) the Company has redeemed all of the Series B preferred stock; (ii) all of the terms of the Series B preferred stock have been met and (iii) no event of noncompliance has occurred.

If the Company does not make the redemption payment when and if due, dividends will accrue from and after the redemption date at a rate of 21% per year until paid in full and the conversion price for any subsequent conversion of preferred stock will be reduced by $0.50 per share.

Mandatory Redemption - Aspen may require the Company to redeem all of the outstanding shares of Series B preferred stock at a price equal to 125% of the stated value per share, plus accrued and unpaid dividends and penalties, if an event of noncompliance occurs (see below), provided however, that Aspen may not exercise its mandatory redemption right prior to April 3, 2001, unless the Company's chief executive officer ceases to be employed by the Company full-time, or Pharmulations, LLC (specifically, Dr. Edward Walker) ceases to act as a consultant to the Company.

If Aspen exercises its mandatory redemption right, and the Company fails to pay the redemption price, dividends will accrue on the outstanding Series B preferred stock from the date the payment was required to be made at a default rate of 21% per year until paid in full and the conversion price for any subsequent conversion of Series B preferred stock will be reduced by $0.50 per share.

Event of Noncompliance - With respect to the Series A and the Series B preferred stock, an event of noncompliance shall have occurred if (i) the Company fails to pay on any dividend payment date the full amount of dividends then accrued, (ii) the Company fails to make any redemption payment which it is required to make,
(iii) the Company breaches or otherwise fails to perform or observe any material provision of the purchase agreements, and such failure is not cured within 15 days after the occurrence thereof, (iv) any representation or warranty contained in the purchase agreements or required to be furnished to any holder is false or misleading in any material respect, (v) the Company makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due, or an order, judgment or decree is entered adjudicating the Company bankrupt or insolvent, (vi) any material provision of the purchase agreement shall at any time or for any reason be declared to be null and void, (vii) (A) any registration statement required to be filed by the Company and declared effective by the Securities and Exchange Commission (the "SEC") shall not become effective or shall cease to be effective, (B) the SEC shall issue any stop order suspending the effectiveness under the Securities Act of any registration statement required to be filed by the Company and declared effective by the SEC pursuant to the Purchase Agreement or any state securities commission suspends the qualification of the securities covered thereby for offering for sale in any jurisdiction, (C) any proceeding for purposes of either
(A) or (B) above is initiated, or, (D) for the Series A preferred stock, the common stock is suspended from trading on or the price for the common stock is not quoted or reported on the NASDAQ Stock Market System or the NASD's OTC Bulletin Board after September 18, 2000, (viii) the Company at any time shall not have the required number of reserved and available authorized but unissued shares of common stock, or (ix) the occurrence of any material adverse change in the business condition (financial or otherwise), prospects, or results of operations of the Company taken as a whole.

As of September 30, 2000, the Company's common stock was not listed and trading on the NASDAQ Stock Market System or the NASD OTC Bulletin Board. However, Aspen waived all penalties associated with this event of non-compliance. The Company's common stock began trading on the NASD OTC Bulletin Board on October 26, 2000.

Conversion - Aspen has the right but not the obligation to convert the stated value of Series A and Series B preferred stock and any accrued and unpaid dividends thereon into shares of the Company's common stock by dividing the stated value of such shares to be converted together with any accrued but unpaid dividends thereon by the conversion price, which is 80% of the average of the three lowest closing bid prices for the common stock quoted on the NASDAQ Stock Market System or reported on the NASD's OTC Bulletin Board during the 15 trading days preceding the conversion date. The conversion price for the Series A and Series B preferred stock can not exceed $1.20 per share, subject to adjustment (see below). The number of shares of Series B preferred stock which can be converted is limited to 42% of the fully diluted capital stock, as defined, during the period April 3, 2001 through December 31, 2001, if there has not been an event of noncompliance. In addition, Aspen has agreed that prior to April 3, 2001, it will not (i) offer or sell any shares of the Company's common stock or enter into any swap or other similar arrangement at prices less than $0.25 per share, or (ii) convert any shares of Series B preferred stock. This conversion right may be exercised any time from April 3, 2001 through and including December 31, 2001. However, upon an event of noncompliance, all of the Series B preferred stock becomes immediately convertible notwithstanding any timing or other restrictions.

As of December 31, 2000, 348 shares of Series A preferred stock had been converted into 2,000,000 shares of common stock.

During the year ended December 31, 2000, the Company recorded preferred stock dividends of $1,000,000 related to the above beneficial conversion features of the Series A and Series B preferred stock.

Adjustment of the Conversion Price - If after the date of issuance for Series A preferred stock or after April 3, 2001 for Series B preferred stock, the Company issues or sells any shares of common stock or grants any rights or options to purchase common stock or any stock or other securities convertible into or exchangeable for common stock or issues or sells any convertible securities, and the value per share for such common stock issuable is less than the fair market value per share, the conversion price of the Series A and Series B preferred stock is reduced according to a defined formula. Upon the occurrence of an event of noncompliance, the minimum conversion price shall not be subject to any limitations.

Registration Rights - In connection with the issuance of the Series B preferred stock, the Company agreed to register the shares of common stock issuable upon conversion with the SEC.

If any registration statement filed by the Company in connection with the Series A or Series B preferred stock ceases to remain effective, as provided, the Company is required to issue to Aspen, on such date and on every date which is 30 days or a multiple thereof after such date, until such registrations or qualifications shall become effective, additional shares of common stock equal in number to 5% of the total number of shares of common stock issued or issuable upon conversion of all outstanding shares of Series A and Series B preferred stock and cause the resale of all such additional shares to be included in the registrations or qualifications.

Dividends - Aspen is entitled to receive cumulative dividends equal to 8% per year on the stated value of the Series A and Series B preferred stock provided, however, that if there is an event of noncompliance, Aspen shall be entitled to receive cumulative dividends equal to 21% per year. The dividends are payable quarterly. Aspen may, at its option, elect to receive payment of dividends in cash or in shares of the Company's common stock at the conversion price. If Aspen chooses to receive payment of dividends in the form of shares of common stock, Aspen is required to give written notice of such election to the Company at least five business days before the last business day of the quarter.

The Company has recorded $160,480 in preferred stock dividends from the respective date of issuance through December 31, 2000. This is in addition to the $1,250,000 of dividends related to the beneficial conversion features of the preferred stock and the $1,835,463 in preferred stock dividends associated with the warrants. As of December 31, 2000, $81,444 had been paid in cash and $79,036 was paid in cash subsequent to December 31, 2000.

Warrants - The Series A Purchase Agreement, as amended, provides for the issuance of 2,000,000 warrants in connection with the purchase of Series A preferred stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $2.25 per share. The warrants are exercisable from November 1, 2001, or earlier upon the occurrence of an event of default, as defined in the warrants, or a change in control of the Company, and may be exercised through May 16, 2004. The warrants are not subject to early redemption by the Company. The Company recorded $1,835,463 in preferred stock dividends related to the potential issuance of the warrants. This is in addition to the $1,250,000 of dividends related to beneficial conversion features and the $160,480 related to the 8% dividend rate. The estimated fair value of the warrants to purchase common stock was determined using the Black-Scholes option pricing model with the following assumptions: expected exercise life of 2 years, risk free interest rate of 5.65%, expected dividend yield of 0% and volatility of 60%.

Voting Rights - Each share of Series A and Series B preferred stock outstanding has the number of votes equal to the number of shares of common stock into which the shares of Series A and Series B preferred stock is convertible.

Reserved Shares - The Company is required to reserve shares of its common stock solely for the purpose of issuance upon the conversion of all outstanding Series A and Series B preferred stock.


NOTE 10 - COMMON STOCK

On April 30, 1999, the Company agreed to issue 10,000 shares of common stock to an individual for marketing services rendered during 1997 and 1998. The marketing services were valued at $10,000 based upon the estimated fair value of the common stock issued. The shares were issued on September 30, 1999. On August 7, 1999, the Company agreed to issue 40,000 shares of common stock to a third party for services. The services were valued at $70,000, based upon the estimated fair value of the common stock issued.

During the year ended December 31, 2000, the Company received cash proceeds in the amount of $2,476,999 under the terms of a private placement offering by issuing 825,666 investment units, at $3.00 per unit. Each investment unit consisted of one share of the Company's common stock and a warrant to purchase one-half share of common stock at $4.50 per share (see Note 12). The warrants expire on December 31, 2001.


NOTE 11 - STOCK OPTIONS

During December 1998, the Company's board of directors approved the 1998 Stock Option Plan (the "Plan") for directors, employees and other persons acting on behalf of the Company under which the number of common shares authorized for issuance is 2,500,000. The Plan is administered by a committee consisting of independent directors. As of December 31, 2000, the number of shares available for grant under the Plan is 584,000.

In addition to the option grants under the Plan, in 1998, the Company granted options to two outside directors to purchase a total of 1,050,000 shares of common stock at an exercise price of $0.75 per share and issued options to purchase a total of 87,534 shares of common stock at an exercise price of $0.01 in connection with the acquisition of PureSoft (see Note 3).

A summary of stock option activity for the years ended December 31, 2000 and 1999 is presented below:

                                                              2000                        1999
                                                   --------------------------- ----------------------------
                                                                  Weighted-                   Weighted-
                                                                   Average                      Average
                                                                   Exercise                     Exercise
                                                      Shares        Price         Shares         Price
                                                   ------------- ------------- -------------- -------------
     Outstanding at beginning of year                2,205,000   $   0.85        1,315,000    $   0.75
     Granted                                           848,534       1.47          890,000        0.99
     Forfeited                                         (60,000)      1.75                -        -
                                                   -------------               --------------
     Outstanding at end of year                      2,993,534       1.00        2,205,000        0.85
                                                   =============               ==============
     Options exercisable at end of year              2,011,034       0.92          928,250        0.75
                                                   =============               ==============

The following table summarizes information about stock options outstanding at December 31, 2000:

         Exercise      Number Outstanding      Weighted Average Remaining      Number Exercisable
           Price                                    Contractual Life
       -------------- --------------------- --------------------------------- ----------------------
       $  0.01                 87,534                No expiration                     87,534
          0.1875              300,000                  5.8 years                      120,000
          0.75              1,785,000                  4.0 years                    1,331,500
          1.25                420,000                  4.8 years                      294,000
          1.75                 95,000                  4.6 years                       62,000
          3.00                306,000                  5.4 years                      116,000

During the years ended December 31, 2000 and 1999, the Company granted options to purchase 155,000 and 890,000 shares of common stock, respectively, with exercise prices below the estimated market value on the measurement date resulting in $193,750 and $492,500, respectively, of deferred compensation. This deferred compensation has been recorded as a component of stockholders' deficit and will be amortized over the vesting period of the underlying options. Amortization of deferred compensation expense totaled $403,032 and $302,957 for the years ended December 31, 2000 and 1999, respectively.

Had compensation cost for the Company's options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under SFAS No. 123, net loss and net loss per share would have increased to the pro forma amounts indicated below for the years ended December 31, 2000 and 1999:

                                                                 2000                  1999
                                                           ------------------ ------------------------
Net Loss:
    As reported                                            $  (4,882,913)     $      (1,468,317)
    Pro forma                                                 (5,474,889)            (1,631,892)
Basic and diluted net loss per common share:
    As reported                                            $       (0.23)     $           (0.07)
    Pro forma                                                      (0.26)                 (0.08)


The fair market value of the stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended December 31, 2000 and 1999: risk-free interest rate of 6.5% and 5.0%; expected dividend yield of 0% and 0%; volatility of 60% and 0%; and an expected exercise life of 5 years and 5 years, respectively. The expected volatility for the option grants during the year ended December 31, 1999 was assumed to be 0% because the Company was privately held and there was no market for its common stock.

During the year ended December 31, 2000, the chief executive officer of the Company granted a right to an employee to 6,000 options held by the chief executive officer. The right has an expiration date of June 15, 2004 and is exercisable after June 15, 2001 at an exercise price of $1.25 per share. The Company recorded a capital contribution and compensation expense of $12,381 related to the grant of this right. The estimated fair value of the options to purchase common stock was determined using the Black-Scholes option pricing model with the following assumptions: expected exercise life of three years, risk free interest rate of 5.92%, expected dividend yield of 0% and volatility of 60%.


NOTE 12 - WARRANTS

In connection with a private placement offering (see Note 10) during the year ended December 31, 2000, the Company issued warrants to purchase 412,834 shares of common stock at an exercise price of $4.50 per share. The warrants became exercisable on the date of issuance and expire on December 31, 2001.

In connection with the issuance of the Series A preferred stock during the year ended December 31, 2000, the Company issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $2.25 per share. The warrants are exercisable from November 16, 2001, or earlier upon the occurrence of an event of default or a change in control and are exercisable through May 16, 2004. Aspen has agreed to surrender all of the warrants for cancellation, provided that (i) the Company has redeemed all of the Series B preferred stock (ii) all of the terms of the second amendment agreement have been met; and (iii) no event of noncompliance has occurred. The warrants may be exercised by paying for the underlying shares of common stock in cash or by means of a cashless exercise, whereby, if applicable, the requisite number of shares of common stock to be issued on such exercise would be reduced as if they had been sold and the excess proceeds applied to cover the exercise price of the remaining shares of common stock. Additionally, the warrants contain provisions that protect the holders thereof against dissolution by adjustment of the exercise price per share and the number of shares issuable upon exercise thereof upon the occurrence of certain events including issuances of common stock (or options or securities convertible, exchangeable or exercisable into common stock) at less than market value, stock dividends, stock splits, mergers, sale of substantially all of the Company's assets, and for other extraordinary events; provided, however, that no such adjustment shall be made upon, among other things (i) the issuance or exercise of options or other securities under employee benefit plans (ii) the sale or exercise of outstanding warrants, or (iii) the conversion of shares of the Company's preferred stock to common stock.

The Company is required to reserve shares of its common stock, solely for the purpose of issuance upon the exercise of all outstanding warrants.


NOTE 13 - INCOME TAXES

The following presents the components of the Company's net deferred income tax assets and liabilities at December 31, 2000:


Deferred Income Tax Assets:
  Net operating loss carryforwards                                 1,998,569
  Loss on investment in marketable securities                         94,018
  Non-cash stock based compensation                                  301,573
  Accrued liabilities and allowances                                  47,120
                                                                ----------------
     Gross Deferred Income Tax Assets                              2,441,280
                                                                ----------------
  Valuation allowance
                                                                  (2,342,715)
                                                                ================
        Net Deferred Income Tax Assets                          $     98,585
                                                                ================
Deferred Income Tax Liabilities:
    Depreciation                                                $      8,803
    Contributed securities                                            89,762
                                                                ----------------
     Total Deferred Income Liabilities                                98,565
                                                                ================



The valuation allowance for deferred income tax assets increased by $1,736,945 and $543,372 during the years ended December 31, 2000 and 1999. The Company has net operating loss carry forwards of approximately $5,407,000 at December 31, 2000 that, if unused, expire in years 2013 through 2015.

The benefit from income taxes consisted of the following for the years ended December 31, 2000 and 1999:

                                                                 2000            1999
                                                            --------------- ---------------
             Deferred Income Tax Benefit:
                 Federal                                    $  1,601,796    $    470,534
                 State                                           135,149          72,838
                 Change in valuation allowance                (1,736,945)       (543,372)
                                                            =============== ===============
                    Net Deferred Income Tax Benefit         $          -    $          -
                                                            =============== ===============

The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended December 31, 2000 and 1999:

                                                                 2000             1999
                                                            ---------------- ----------------
             Statutory federal income taxes                 $  1,660,190     $    499,228
             State income taxes, net of federal income
               tax benefit                                       127,002           48,454
             Non-deductible goodwill amortization                (48,844)               -
             Other                                                (1,403)           4,310
             Change in valuation allowance                    (1,736,945)         543,372
                                                            ================ ================
                    Benefit for income taxes                $          -     $          -
                                                            ================ ================