Form 10QSB
period 2001-03-31
FIRST SCIENTIFIC INC
filed 2001-05-15
CIK 925665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                      For the quarter ended March 31, 2001
                         Commission File Number: 0-24378


                             FIRST SCIENTIFIC, INC.
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                  33-0611745
--------------------------------------  ----------------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

                  1877 West 2800 South, Suite 200, Ogden, Utah
                 84401 (Address of principal executive offices,
                               including zip code)

       Registrant's telephone number, including area code: (801) 393-5781
                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         X              NO      ____
         -------


There were 26,194,994 shares of common stock, $0.001 par value, outstanding as of May 11, 2001.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                                   FORM 10-QSB


                        THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet (Unaudited) as of
               March 31, 2001..................................................3

         Condensed Consolidated Statements of Operations and
               Comprehensive Loss (Unaudited) for the Three Months
               Ended March 31, 2001 and 2000...................................4

         Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Three Months Ended March
               31, 2001 and 2000...............................................5

         Notes to Condensed Consolidated Financial Statements (Unaudited)......6

Item 2.  Management's Discussion and Analysis or Plan of Operation.............8


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................12

Item 2.  Changes in Securities and Use of Proceeds............................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

Signatures....................................................................14

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                    March 31,
                                                                                      2001
                                                                                 ---------------
ASSETS
   Current Assets:
       Cash                                                                      $       261,738
       Accounts receivable, net of allowance for doubtful accounts of $16,000            154,563
     Related-party note receivable                                                       400,000
     Inventory                                                                           509,765
     Prepaid expenses and other assets                                                   110,731
                                                                                 ---------------
        Total Current Assets                                                           1,436,797
                                                                                 ---------------

Property and Equipment:
     Equipment                                                                           637,209
     Leasehold improvements                                                               83,763
     Less: Accumulated depreciation and amortization                                    (143,215)
                                                                                 ---------------
          Net Property and Equipment                                                     577,757
                                                                                 ---------------

Goodwill and Other Intangible Assets, net                                              1,026,154
                                                                                 ---------------
Other Assets                                                                              14,454
                                                                                 ---------------
                                                                                 $     3,055,162
                                                                                 ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current Liabilities:
     Accounts payable                                                            $       545,157
     Accrued liabilities                                                                 195,585
     Deferred revenue                                                                    306,196
     Related-party promissory notes payable                                               50,000
     Capital lease obligations, current portion                                           13,981
     PureSoft purchase obligation                                                        190,000
                                                                                 ---------------
        Total Current Liabilities                                                      1,300,919
                                                                                 ---------------

   Capital Lease Obligation, net of current portion                                       26,610
                                                                                 ---------------

   Commitments and Contingencies (Notes 2, 3, 4 and 5)

   Convertible Redeemable Preferred Stock Series 2000-B, $1,000 stated value;
     4,000 shares authorized; 3,652 shares outstanding together with accrued
     dividends of $73,040 (aggregate liquidation preference of $3,725,040)             3,325,040
                                                                                 ---------------

   Stockholders' Deficit:
     Common stock, $0.001 par value; 50,000,000 shares authorized,
         26,194,994 shares outstanding                                                    26,195
     Additional paid-in capital                                                       14,353,327
     Accumulated deficit                                                              (15,768,009)
     Common stock subscription                                                          (200,000)
     Deferred compensation                                                                (8,920)
                                                                                 ---------------
          Total Stockholders' Deficit                                                 (1,597,407)
                                                                                 ---------------
                                                                                 $     3,055,162
                                                                                 ===============

     See accompanying notes to condensed consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                                      Three Months Ended
                                                                            March 31,
                                                               -------------------------------
                                                                     2001             2000
                                                               ---------------   -------------
Revenues:
   Products                                                    $       325,737   $         969
   Services and licenses                                                    --          64,206
                                                               ---------------   -------------
      Total Revenues                                                   325,737          65,175
                                                               ---------------   -------------

Cost of Revenues:
   Products                                                            209,960             282
   Services                                                                 --          29,516
                                                               ---------------   -------------
     Total Cost of Revenues                                            209,960          29,798
                                                               ---------------   -------------
Gross Profit                                                           115,777          35,377
                                                               ---------------   -------------

Operating Expenses:
   Selling, general and administrative                               1,326,605         647,206
   Research and development                                             65,923          75,764
   Amortization of goodwill and other intangibles                       61,569          18,750
      Total Operating Expenses                                       1,454,097         741,720
                                                               ---------------   -------------
Loss from Operations                                                (1,338,320)       (706,343)
                                                               ---------------   -------------

Other Income (Expense):
   Interest income                                                       7,043           9,030
   Interest expense                                                     (3,774)         (1,753)
                                                               ---------------   -------------

      Total Other Income, net                                            3,269           7,277
                                                               ---------------   -------------


Net Loss                                                            (1,335,051)       (699,066)
Preferred Stock Dividends                                               73,040              --
                                                               ---------------   -------------
Net Loss Attributable to Common Stockholders                   $    (1,408,091)  $    (699,066)
                                                               ===============   =============


Basic and Diluted Net Loss Per Common Share                    $         (0.06)  $       (0.03)
                                                               ===============   =============
Weighted Average Number of Common
   Shares Outstanding                                               23,150,422      20,481,015
                                                               ===============   =============

Comprehensive Loss:
   Net loss                                                    $    (1,408,091)  $    (699,066)
   Unrealized gain on marketable securities                                 --          15,698
                                                               ---------------   -------------
Comprehensive loss                                             $    (1,408,091)  $    (683,368)
                                                               ===============   =============


     See accompanying notes to condensed consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                           Three Months
                                                                            Ended March 31,
                                                                      2001            2000
                                                               ----------------  --------------
Cash Flows From Operating Activities:
    Net loss                                                   $    (1,335,051)  $    (699,066)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation and amortization                                  95,479          27,161
         Non-cash compensation                                          34,763         157,942
         Changes in assets and liabilities, net of effects of
            the acquisition of PureSoft Solutions LLC:
               Accounts receivable, net                                (17,651)         86,437
            Inventory                                                 (187,864)            150
            Prepaid expenses and other current assets                    7,969          23,071
            Other assets                                                 8,087             134
            Accounts payable                                           206,434          (9,849)
            Accrued liabilities                                        (37,343)        (16,672)
            Accrued interest                                                --            (248)
            Deferred revenue                                           (45,493)             --
                                                               ----------------  --------------
                Net Cash Used In Operating Activities               (1,270,670)       (430,940)
                                                               ----------------  --------------

Cash Flows From Investing Activities:
    Purchases of property and equipment                                (17,094)        (42,293)
    Forfeitable deposit related to acquisition of PureSoft
        Solutions LLC                                                       --        (350,000)
                                                               ----------------  --------------

              Net Cash Used In Investing Activities                    (17,094)       (392,293)
                                                               ----------------  --------------

Cash Flows From Financing Activities:
Principal payments on notes payable                                         --          (6,301)
   Principal payments on capital lease obligations                      (3,765)         (1,871)
   Payment of preferred stock dividends                                (79,036)             --
   Proceeds from issuance of common stock                              400,000       1,504,999
                                                               ----------------  --------------
              Net Cash Provided By Financing Activities                317,199       1,496,827
                                                               ----------------  --------------

Net Increase (Decrease) In Cash                                       (970,565)        673,594
Cash At Beginning Of The Period                                      1,232,303         207,934
                                                               ----------------  --------------
Cash At End Of The Period                                      $       261,738   $     881,528
                                                               ================  ==============


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                    $         2,505   $       1,753

Supplemental disclosure of non-cash investing and
     financing activities:
          Preferred stock dividends                            $        73,040   $        --
          Issuance of common stock for note receivable                 600,000            --


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

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Operating results for the three months ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001.

The Company was in the development stage from inception (April 30, 1990) through December 31, 2000.

Net Loss Per Common Share--Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At March 31, 2001 and 2000, there were outstanding common stock equivalents to purchase 24,232,780 and 1,746,951 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

NOTE 2-ACQUISITION OF PURESOFT SOLUTIONS L.L.C.

On March 15, 2000, the Company entered into an agreement (the "PureSoft Agreement") to acquire 100% of the common stock of PureSoft Solutions L.L.C. ("PureSoft"), a New Hampshire limited liability company involved in the manufacturing and distribution of health care products. The remaining fixed payment specified in the PureSoft agreement of $50,000 was due on March 15, 2001. This payment has not been made as an amendment to the PureSoft Agreement is being negotiated. If agreed to by the parties, this amendment will incorporate the remaining $50,000 payment and any additional consideration associated with an earn-out provision payable on July 1, 2001 and July 1, 2002. This earn-out provision provides that the Company will issue additional consideration of not less than $190,000 either in the form of cash or shares of its common stock based upon the pre-tax net income of PureSoft generated from April 1, 2000 to June 30, 2002. There can be no assurance that the parties will reach an agreement to amend the PureSoft agreement as proposed by the Company.

The following unaudited pro forma financial statement data for the three months ended March 31, 2000 represents the results of operations of the Company as if the acquisition of PureSoft had occurred on January 1, 2000. The unaudited pro forma results have been prepared for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

                 Revenues                                               $      104,613
                 Net loss                                                     (812,375)
                 Net loss  attributable  to  common
                   stockholders                                             (1,541,238)
                 Basic  and  diluted  net  loss per
                    common share                                                 (0.08)


NOTE 3-PREFERRED STOCK

The Company's authorized capital stock includes 1,000,000 shares of preferred stock, $0.001 par value per share. As of March 31, 2001, there were 3,652 shares outstanding of Series 2000-B Convertible Preferred Stock ("Series B Preferred Stock") pursuant to an agreement (the "Series B Preferred Stock Agreement") with an entity controlled by an individual who is currently a director of the company.

Accrued dividends on the Series B Preferred Stock of $79,036 at December 31, 2000, were paid in cash in January 2001. Dividends of $73,040 were accrued during the three months ended March 31, 2001. However, the Company did not make the subsequent dividend payment. The Company's failure to pay the dividends when due triggered an event of noncompliance under the Series B Preferred Stock Agreement. The triggering of the event of noncompliance resulted in the dividend rate of the Series B Preferred Stock increasing from 8 percent to 21 percent per year.

The Series B Preferred Stock Agreement included a provision for optional redemption of all of the outstanding shares of Series B Preferred Stock by paying $6.5 million to the holder of the Series B Preferred Stock on or before April 2, 2001. The provision for optional redemption was not exercised by the Company prior to its expiration date.

NOTE 4-PRIVATE PLACEMENT OF COMMON STOCK


On March 29, 2001, the Company entered into a stock purchase agreement with an individual who is also a director of the Company to purchase 3,149,558 common shares for a purchase price of $1,000,000. The total purchase price consisted of $400,000 paid on March 29, 2001 and a $600,000 non-interest bearing promissory note with $400,000 due on April 29, 2001 and $200,000 due on May 29, 2001. The promissory note is collateralized by 1,889,735 shares of common stock of the company held by the director. In May 2001, the director issued marketable securities having a market value of $403,720 to the Company in payment for the $400,000 due on April 29, 2001. The $400,000 promissory note payment has been classified as a related party note receivable in the accompanying condensed consolidated balance sheet as of March 31, 2001. The remaining $200,000 promissory note payment has been classified as a common stock subscription in the accompanying condensed consolidated balance sheet as of March 31, 2001.

The March 29, 2001 stock purchase agreement includes an anti-dilution provision for a period commencing on March 29, 2001, until the earlier of (i) December 31, 2001, or (ii) the date of conversion of the Series B Preferred Stock. This anti-dilution provision requires the Company to issue sufficient additional shares of common stock to this director at no cost so that the aggregate purchased shares represent a total of 11.1 percent of the issued and outstanding shares of the common stock of the Company on a fully diluted basis, as defined in the stock purchase agreement. The stock purchase agreement contains an anti-dilution provision which is in effect so long as the director continues to own and hold the purchased shares and which requires the Company to issue sufficient additional shares of common stock at no cost upon conversion of the Series B Preferred Stock to common stock such that the aggregate purchased shares represent a total of 11.1 percent of the issued and outstanding shares.


NOTE 5 -  RELATED PARTY TRANSACTION

On January 22, 2001, the Company entered into an agreement with Pharmulations, LLC ("Pharmulations"), an entity owned and controlled by Dr. Edward B. Walker, a shareholder and director of the Company, whereby the Company purchased rights to three new product formulations and paid Pharmulations a total transfer fee of $15,000. Under the terms of the purchase agreement, the Company has a period of up to eight months in which to test the product and determine whether it wishes to market the products on an exclusive basis. Upon the Company's acceptance of the product, the Company will pay a royalty to Pharmulations equal to two percent of net sales of the particular product for a period of 14 years, if a patent is obtained by the Company for the product, or seven years if no patent is obtained. Royalties shall commence on the first to occur of (i) the date the Company first begins distributing the product and (ii) eight months after the rights to the product are delivered to the customer. Royalties are due within 45 days of the end of each calendar quarter. During the royalty period, the Company shall pay royalties at an annual minimum rate of $50,000 per product payable in four equal quarterly payments within 45 days after the end of each calendar quarter, subject to offset for payments made in previous quarters of such annual period so long as the $50,000 annual minimum is met. The Company may determine annually that the market or revenue for a particular product does not warrant exclusive rights and the related minimum royalty. In such event, the Company shall notify Pharmulations, and if the Company has not paid Pharmulations at least $100,000 in total royalty payments, the Company must pay an amount equal to the difference between the royalties previously paid and $100,000 and transfer all right, title and interest in the product and the products formulation back to Pharmulations. Upon notice, Pharmulations will grant to the Company, if the Company requests, a non-exclusive license to manufacture, modify, market and sell the product subject to a royalty equal to three percent of net product sales and a minimum royalty of $6,000 per year for a period of the greater of ten years from the date of the grant of the non-exclusive license or the original license period.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements as of March 31, 2001, and for the three months ended March 31, 2001 and 2000 and related notes thereto, together with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Whenever in this discussion the term "First Scientific" or the "Company" is used, it should be understood to refer to First Scientific, Inc. and its wholly owned subsidiaries on a consolidated basis, except where the context clearly indicates otherwise.

Plan of Operation

First Scientific is engaged in the research, development and commercialization of patent-pending topical skin care technologies. The Company sells its technologies and products, both domestically and internationally, into four active market segments, including professional health care, food service, hospitality, and janitorial/sanitation, with additional target market opportunities in the retail and health and fitness segments. The Company's operations are located in Utah and New Hampshire. To date, our progress in the professional health care market is advancing the most rapidly with several large contracts in place with market leaders. The existing contracts provide access to all acute care, long-term care, physician offices and labs. Late in the second quarter of 2001, the Company will begin its first retail endeavor by introducing the MicrobNZ products into a national retail outlet with 1,100 locations.

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

First Scientific is primarily engaged in commercializing the following two technology platforms and products:

1.  Antimicrobial Technology - MicrobNZ(TM)

MicrobNZ is a highly effective, long-lasting and fast-acting topical antimicrobial technology that is effective against a broad spectrum of pathogens, including Escherichia coli, Pseudomonas aeruginosa, Staphylococcus aureus and drug resistant bacteria such as Methicillin-resistant Staphylococcus aureus (MRSA) and Vancomycin-resistant Enterococcus (VRE). MicrobNZ does not contain irritating or degrading ingredients and improves and moisturizes the skin with use.

The Company believes that the MicrobNZ formulation exceeds current Food and Drug Administration ("FDA") protocols required for classification as a Health Care Personnel Handwash and as a First-Aid Antiseptic (21 CFR 333). Additionally, MicrobNZ can be used facility-wide and is appropriate for patient, public, and staff handwashing. First Scientific markets its antimicrobial technology under the MicrobNZ brand. The MicrobNZ technology is packaged in several forms including hand wash, lotion, spray, foam and towelettes.

2.  Skin Healing Technology -  ShieldZ(TM)

First Scientific markets its patent-pending, skin healing technology, ShieldZ, for the treatment and prevention of rashes as a result of adult/infant incontinence. The Company has demonstrated shelf life of its ShieldZ technology for periods in excess of two years. The Company believes that ShieldZ meets current FDA requirements for an over-the-counter drug product. Several delivery forms now incorporate the ShieldZ technology including barrier lotion, barrier foam, perineal spray and perineal towelettes.

Manufacturing

The Company currently contracts the manufacturing of its products to carefully selected facilities that meet both GMP (Good Manufacturing Practices) and FDA standards. These contract manufacturers supply product to various customers who require GMP- and FDA- compliant facilities for the manufacturing of their products. First Scientific employs in-house regulatory experts who work closely with contract manufacturers to establish and monitor product-specific quality standards, and also to design and implement more efficient manufacturing processes.

Outlook

Our cash requirements through the end of 2001 will vary based upon a number of factors including, but not limited to, continuing research and development levels, increased market development activities, facilities enhancements, additional personnel, travel and other expenses related to projected growth. With respect to the year 2001, we expect that additional cash funding will be needed beyond the $1,000,000 received and to be received in connection with the sale of 3,149,558 shares of common stock to an individual who is also a director of the Company on March 29, 2001. There can be no assurance that the Company will be able to obtain additional financing or that the price and terms thereof will be acceptable to the Company. While we have reduced our expense run rate by $100,000 during the three months ended March 31, 200 compared to the three months ended December 31, 2000, we expect that additional funding will be required to meet the Company's operating needs and to remain a going concern. In April 2001, the Company began implementing further cost reduction measures and expects that those will reduce operating expenses by as much as $150,000 during the second quarter.

Product research and development is an ongoing process. We are continuously refining existing products and developing new technology to solve unmet market needs. Our existing facilities and equipment are projected to be sufficient to meet most of our growth needs. On January 22, 2001, the Company entered into an agreement with Pharmulations, LLC ("Pharmulations"), an entity owned and controlled by Dr. Edward B. Walker, a shareholder and director of the Company, whereby the Company purchased rights to three new product formulations. Under the terms of the purchase agreement, the Company has a period of up to eight months in which to test the product formulations and determine whether it wishes to market the product.

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


Results of Operations

Three months ended March 31, 2001 compared to the three months ended March 31, 2000

During the three months ended March 31, 2001, the Company recorded total revenues of $325,737, reflecting an increase of $260,562 compared to the same period in the previous year. Revenues in the three months ended March 31, 2000 were primarily derived from contracts to qualify and test products for customers. In the three months ended March 31, 2001, the source of revenue has shifted to the sale of products, representing 100% of total revenues.

Selling, general and administrative expenses were $1,326,605 and $647,206 during the three months ended March 31, 2001 and 2000, respectively, representing an increase of $679,399. The increase over the prior year period is due to growth and development related expenses associated with expanded operations including PureSoft Solutions. Payroll expenses increased $451,000 due to the addition of sales and additional administrative support personnel primarily associated with PureSoft Solutions. Marketing, sales and travel related expenses increased $88,000 due to product launch training with several large customers and the addition of sales personnel located outside of Utah and New Hampshire. Consulting, legal, investor relations and professional fees increased $62,000 due to increased contract negotiations and required filings with the Securities and Exchange Commission ("SEC").

The Company incurred research and development expenses of $65,923 during the three months ended March 31, 2001, a decrease of $9,841 compared to the same period in the previous year. This decrease was due to the completion of the Company's testing facilities, including a new lab and personnel to support testing at the lab.

The Company's selling, general and administrative expenses have increased since the acquisition of PureSoft Solutions in June 2000. As of May 11, 2001, the Company has eliminated redundancy in staffing and consolidated all of the professional medical sales efforts to the PureSoft Solutions office in New Hampshire. These changes have resulted in a more closely coordinated sales effort and reduced expenses. Further cost reduction efforts were initiated in April 2001 resulting in substantially lower operating expenses.

Liquidity and Capital Resources

First Scientific had cash of $261,738 as of March 31, 2001, representing a decrease of $970,565 from December 31, 2000. As of March 31, 2001, working capital was $135,878. The Company had an accumulated deficit of $15,768,009 at March 31, 2001, most of which had been funded out of proceeds received from the issuance of stock. This deficit includes $3,776,000 attributable to non-recurring charges for the purchase of research and development and $3,319,000 attributable to dividend and beneficial conversion features on preferred stock. The remaining $8,673,000 deficit resulted primarily from costs incurred in connection with research and development; compliance of our proprietary products with FDA requirements; and operating expenses related to startup sales, marketing and administration.

Historically, the Company has financed its operations principally through loans, private placements of equity securities, and minimal product sales. First Scientific used net cash of $1,270,670 in operating activities during the three months ended March 31, 2001 related primarily to the net loss from operations. In the short term, the Company will be dependent on a few large customers for the bulk of the Company's revenue. Until a broader base of customers is established, the loss of one such customer could have a serious, material adverse effect on the Company's operating viability. Because the Company presently has limited revenue, the Company will rely primarily on cash balances and proceeds from the sale of its equity and debt securities to satisfy future capital requirements until such time as revenue can satisfy its operating requirements. There can be no assurance that the Company will be able to secure this funding or that the terms of such financing will be favorable to the Company. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company may result in substantial dilution to the stockholders of the Company.

As of March 31, 2001, the Company had $600,000 due from an individual who is a shareholder and director of the Company pursuant to a stock purchase agreement. In May 2001, the director issued marketable securities having a market value of $403,720 to the Company as payment of the $400,000 due on April 29, 2001.


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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any material legal proceedings.


Item 2. Changes in Securities and Use of Proceeds

On March 29, 2001, the Company entered into a stock purchase agreement with an individual who is also a director of the Company to purchase 3,149,558 common shares for a purchase price of $1,000,000. The total purchase price consisted of $400,000 paid on March 29, 2001 and a $600,000 non-interest bearing promissory note requiring of a $400,000 payment on April 29, 2001 and a $200,000 payment on May 29, 2001. The promissory note is collateralized by 1,889,735 shares of the Company's common stock held by the director. On May 7, 2001, the director issued marketable securities having a market value of $403,720 to the Company in payment for the $400,000 due on April 29, 2001.

Item 5.  Other Information

In February 2001, John L. Theler resigned as the Company's Chief Financial Officer (CFO) to pursue other interests. Until a new CFO is named, Randall L. Hales, the Company's Chief Executive Officer, will act as CFO.

In March 2001, Gary L. Crittenden resigned as a member of the Company's board of directors and audit committee chair due to personal scheduling constraints.

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

   2.2 Purchase Agreement dated as of March 15, 2000 among the Registrant and David Wilich, Frank Wilich, Jr., Gene Dubois and PureSoft Solutions, L.L.C., a New Hampshire limited liability company(7)

   3.1         Articles of Incorporation(2)

   3.2         Bylaws(2)

   3.3 Amendment to Articles of Incorporation changing name to First Scientific, Inc. and effecting a forward stock split(1)

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

   10.4        Agreement with Weldon Phillips(5)

   10.5        Employment Agreement with Randy Hales(5)

   10.6        Consulting Agreement with Jerral R. Pulley(5)

   10.7        Consulting Agreement with Edward Walker(5)

   10.8 Exclusive License and Supply Agreement with Convatec(Confidential Treatment Requested for Certain Portions)(6)

   10.9        Employment Agreement with David Wilich(7)

   10.10 Stock Options Agreement with David Wilich, Frank Wilich and Gene Dubois(6)

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




(b)      Reports of Form 8-K

             None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               FIRST SCIENTIFIC, INC.
                                                  Registrant


DATED: May 15, 2001                         By: /s/ Randall L. Hales
                                               ---------------------------------


                                            Randall L. Hales, CEO, President and
                                            Principal Acct. Officer