Form 10QSB
period 2001-06-30
FIRST SCIENTIFIC INC
filed 2001-08-20
CIK 925665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                       For the quarter ended June 30, 2001
                         Commission File Number: 0-24378


                             FIRST SCIENTIFIC, INC.
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                     33-0611745
-----------------------------------------      ---------------------------------
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

YES         X              NO      ____
         -------


There were 33,571,951 shares of common stock, $0.001 par value, outstanding as of August 15, 2001.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                                   FORM 10-QSB


                        THREE MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                        Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2001.............................3

         Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
              for the Three and Six Months Ended June 30, 2001 and 2000...................................4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six
              Months Ended June 30, 2001 and 2000.........................................................5

         Notes to Condensed Consolidated Financial Statements (Unaudited).................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation.......................................11


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................15

Item 2.  Changes in Securities and Use of Proceeds.......................................................15

Item 5.  Other Information...............................................................................16

Item 6.  Exhibits and Reports on Form 8-K................................................................16

Signatures    ...........................................................................................18

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                       June 30,
                                                                                         2001
                                                                                       --------
ASSETS
   Current Assets:
       Cash                                                                      $       244,614
       Accounts receivable, net of allowance for doubtful accounts of $16,000             32,185
     Common stock subscription receivable                                                457,889
     Inventory                                                                           519,638
     Prepaid expenses and other assets                                                    39,773
                                                                                 ---------------
        Total Current Assets                                                           1,294,099
                                                                                 ---------------

Property and Equipment:
     Equipment                                                                           615,891
     Leasehold improvements                                                               83,763
     Less: Accumulated depreciation and amortization                                    (172,059)
                                                                                 ---------------
          Property and Equipment, net                                                    527,595
                                                                                 ---------------

Goodwill and Other Intangible Assets, net                                                964,585
                                                                                 ---------------
Other Assets                                                                              14,454
                                                                                 ---------------
                                                                                 $     2,800,733

LIABILITIES AND STOCKHOLDERS' DEFECIT
   Current Liabilities:
     Accounts payable                                                            $       453,935
     Accrued liabilities                                                                 173,553
     Deferred revenue                                                                    294,614
     Related-party promissory notes payable                                               61,000
     Capital lease obligations, current portion                                           12,806
     PureSoft purchase obligation                                                        190,000
                                                                                 ---------------
        Total Current Liabilities                                                      1,185,908
                                                                                 ---------------

   Capital Lease Obligations, net of current portion                                      23,846
                                                                                 ---------------

   Commitments and Contingencies (Notes 2, 3, 5 and 6)
     Convertible Redeemable Preferred Stock Series 2000-B, $1,000 stated value;
         4,000 shares authorized, 3,652 shares outstanding together with accrued dividends of $ 266,900 (aggregate liquidation preference of $3,918,989)
         3,518,900

   Stockholders' Deficit:

     Common stock, $0.001 par value; 50,000,000 shares authorized,
         33,571,951 shares outstanding                                                    33,572
     Additional paid-in capital                                                       15,145,951
     Accumulated deficit                                                             (17,065,333)
     Common stock subscription receivable                                                (42,111)
                                                                                 ---------------
          Total Stockholders' Deficit                                                 (1,927,921)
                                                                                 ----------------
                                                                                 $     2,800,733

See accompanying notes to condensed consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                           Three Months Ended            Six Months Ended
                                                                June 30,                        June 30,
                                                      ----------------------------  -----------------------------
                                                           2001           2000          2001             2000
                                                      -------------- -------------- --------------  --------------

Revenues:
   Products                                           $     185,141  $      72,634  $     510,878   $      73,603
   Services and licenses                                        ---         18,810            ---          83,016
                                                      -------------- -------------- --------------  --------------
     Total Revenues                                         185,141         91,444        510,878         156,619
                                                      -------------- -------------- --------------  --------------

Cost of Revenues:
   Products                                                 129,632         63,995        339,592          64,277
   Services                                                     ---            ---            ---          29,516
                                                      -------------- -------------- --------------  --------------
     Total Cost of Revenues                                 129,632         63,995        339,592          93,793
                                                      -------------- -------------- --------------  --------------

Gross Profit                                                 55,509         27,449        171,286          62,826
                                                      -------------- -------------- --------------  --------------


Operating Expenses:
   Selling, general and administrative                      966,612        938,183      2,293,217       1,608,910
   Research and development                                  82,846        118,872        148,769         171,115
   Amortization of goodwill and other intangibles            61,569         19,124        123,138          37,874
                                                      -------------- -------------- --------------  --------------
     Total Operating Expenses                             1,111,027      1,076,179      2,565,124       1,817,899
                                                      -------------- -------------- --------------  --------------


Loss from Operations                                     (1,055,518)    (1,048,730)    (2,393,838)     (1,755,073)
                                                      -------------- -------------- --------------  --------------


Other Income (Expense):
   Interest income                                            1,208         13,920          8,251          22,950
   Interest expense                                          (2,058)       (11,020)        (5,832)        (12,773)
   Loss on disposal of property and equipment               (19,992)           ---        (19,992)            ---
   Realized loss on marketable securities                   (27,104)       (75,188)       (27,104)        (75,188)
                                                      -------------- -------------- --------------  --------------
     Total Other Expense, net                               (47,946)       (72,288)       (44,677)        (65,011)
                                                      -------------- -------------- --------------  --------------

Net Loss                                                 (1,103,464)    (1,121,018)    (2,438,515)     (1,820,084)
Preferred Stock Dividends                                  (193,860)    (2,139,921)      (266,900)     (2,139,921)
                                                      -------------- -------------- --------------  --------------
Net Loss Attributable to Common Stockholders          $  (1,297,324) $  (3,260,939) $  (2,705,415)  $  (3,960,005)
                                                      ============== ============== ==============  ==============

Basic and Diluted Net Loss Per Common Share           $       (0.05) $       (0.16) $       (0.11)  $       (0.19)
                                                      ============== ============== ==============  ==============

Basic and Diluted Weighted Average Number of
   Common Shares Outstanding                             28,140,595     20,764,689     25,659,294      20,614,647
                                                      ============== ============== ==============  ==============

Comprehensive Loss:
   Net loss                                           $  (1,103,464) $  (1,121,018) $  (2,438,515)  $  (1,820,084)
   Realized losses on marketable securities
     included in net loss                                       ---          1,205            ---          16,903
                                                      -------------- -------------- --------------  --------------
   Comprehensive loss                                 $  (1,103,464) $  (1,119,813) $  (2,438,515)  $  (1,803,181)
                                                      ============== ============== ==============  ==============


     See accompanying notes to condensed consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                         Six Months Ended
                                                                             June 30,
                                                               --------------------------------
                                                                     2001             2000
                                                               --------------------------------
Cash Flows From Operating Activities:
    Net loss                                                   $    (2,438,515)  $  (1,820,084)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation and amortization                                 191,115          57,392
         (Loss)gain on marketable securities                           (27,104)         75,188
         Non-cash compensation                                          43,683         243,800
         Loss on disposal of property and equipment                     19,992           5,573
         Changes in assets and liabilities, net of effects of
           the acquisition of PureSoft Solutions LLC:
               Accounts receivable, net                                104,727           4,586
            Inventory                                                 (197,737)        (17,052)
            Prepaid expenses and other current assets                   78,927          32,427
            Other assets                                                 8,087             133
            Accounts payable                                           115,212          99,442
            Accrued liabilities                                        (59,375)        (12,944)
            Deferred revenue                                           (57,075)            ---
                                                               ----------------  --------------
                Net Cash Used In Operating Activities               (2,218,063)     (1,331,539)
                                                               ----------------  --------------

Cash Flows From Investing Activities:
    Purchases of property and equipment                                (20,991)       (163,449)
    Acquisition of PureSoft Solutions LLC, net of
        cash acquired                                                      ---        (202,422)
                                                               ----------------  --------------
              Net Cash Used In Investing Activities                    (20,991)       (365,871)
                                                               ----------------  --------------

Cash Flows From Financing Activities
   Principal payments on notes payable                                 (14,000)       (362,783)
   Proceeds from issuance of notes payable                              25,000             ---
   Principal payments on capital lease obligations                      (7,704)         (4,248)
   Payment of preferred stock dividends                                (79,036)            ---
   Proceeds from issuance of preferred stock                               ---       2,700,000
   Proceeds from issuance of common stock                            1,327,105       2,277,001
                                                               ----------------  --------------
              Net Cash Provided By Financing Activities              1,251,365       4,609,970
                                                               ----------------  --------------

Net Increase (Decrease) In Cash                                       (987,689)      2,912,560
Cash At Beginning Of The Period                                      1,232,303         207,934
                                                               ----------------  --------------
Cash At End Of The Period                                      $       244,614   $   3,120,494
                                                               ================  ==============












      See accompanying notes to condensed consolidated financial statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)



                                                                  Six Months Ended June 30,
                                                               -------------------------------
                                                                     2001            2000
                                                               ---------------   -------------

Supplemental Disclosure of Cash Flow
   Information:

   Cash paid during the period for interest                    $         2,058   $      11,709


Supplemental Schedule of Non-cash
   Investing and Financing Activities:

   Acquisition of PureSoft Solutions LLC:
     Fair value of assets acquired                                         ---       1,651,592
     Liabilities assumed                                                   ---         183,730
     Promissory note                                                       ---         450,000
     Fair value of stock options issued                                    ---         261,779
     Member interest purchase obligation                                   ---         106,083
   Non-cash preferred stock dividends                                  266,900       2,139,921
   Equipment acquired through capital lease obligations                    ---          33,021
   Stock option grants at less than fair value                             ---         193,750
   Common stock subscription                                           500,000             ---














See accompanying notes to condensed consolidated financial statements

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

Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001.

The Company was in the development stage from inception (April 30, 1990) through December 31, 2000. The Company has incurred significant losses since its inception. The Company expects these losses to continue at least through December 31, 2001. As of June 30, 2001, the Company has an accumulated deficit of $17,065,333, a stockholder's deficit of $1,927,921, limited working capital of $108,191 and $156,717 of accounts payable over 60 days past due. The Company used cash in operating activities of $2,218,063 during the six months ended June 30, 2001. These factors, as well as the risk factors set out in the Company's Annual Report on Form 10-KSB, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to fund the operations of the Company through proceeds from sales of debt and equity securities (see Note 5) and, if necessary, the sale of certain of its technologies. There can be no assurance that management's plans will be successful.

Net Loss Per Common Share--Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At June 30, 2001 and 2000, there were outstanding common stock equivalents to purchase 24,232,780 and 6,397,035 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

Recenntly Enacte Accountin Standards In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Accordingly, effective January 1, 2002, amortization of goodwill and intangibles assets with indefinite lives will discontinue. Other intangible assets will continue to be amortized over their useful lives. The Company amortized $61,569 and $123,138 of goodwill for the three months and six months ended June 30, 2001, respectively.

Effective January 1, 2002, the Company will apply the requirements of SFAS No. 142 and management will perform an impairment test of goodwill and intangible assets with indefinite lives. The effect of the application of those requirements on the Company's financial position and result of operations has not been quantified.


NOTE 2-ACQUISITION OF PURESOFT SOLUTIONS LLC

On March 15, 2000, the Company entered into an agreement (the "PureSoft Agreement") to acquire 100% of the common stock of PureSoft Solutions LLC ("PureSoft"), a New Hampshire limited liability company involved in the manufacturing and distribution of health care products. The remaining promissory note payment of $50,000 was due on March 15, 2001. This amount represents the final fixed payment specified in the PureSoft Agreement. This payment has not been made as thef Company is in litigation with the former owners of PureSoft (See Note 3). The PureSoft Agreement also contemplates an earn-out whereby provides that the Company will issue additional consideration of not less than $190,000 either in the form of cash or shares of its common stock based upon the pre-tax net income of PureSoft generated from April 1, 2000 to June 30, 2002 (see Note 3).

The following unaudited pro forma financial statement data for the six months ended June 30, 2000 represents the results of operations of the Company as if the acquisition of PureSoft had occurred on January 1, 2000. The unaudited pro forma results have been prepared for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

          Revenues                                               $      206,466
          Net loss                                                   (2,044,802)
          Net loss  attributable  to  common
            stockholders                                             (4,284,723)
          Basic  and  diluted  net  loss per
             common share                                                 (0.20)

NOTE 3-LEGAL PROCEEDINGS

In June 2001, the Company became aware of information indicating that one or more of the former PureSoft owners had engaged in conduct which violated the terms of their respective employment agreements with the Company, as well as separate legal duties owed to the Company. On June 29, 2001, the Company terminated the employment of the officers of PureSoft and filed a Complaint against them in the Third District Court of Salt Lake County, Utah. The Complaint alleges that the defendants, acting on behalf of the Company and/or
PureSoft:  (1) entered into material  agreements  that were not disclosed to the executive officers of the Company prior to the execution of the PureSoft Agreement; (2) paid PureSoft's "landlord," Colcord Properties LLC ("Colcord"), a limited liability company of which one of the defendants is a member, approximately $53,000 of the Company's funds for eight months advance rental and a security deposit equal to two months of rent, without disclosing the interest of the defendant in Colcord; (3) entered into a lease with Colcord, without disclosing all material facts concernint the least to the executive officers of the Company; (4) paid Colcord an additional $23,539 for "office build out" and "office wiring," which were not required by or even referenced in the lease, without the authorization or approval of the executive officers of the Company;
(5) paid themselves each a "bonus," without the authorization or approval of the executive officers of the Company; (6) paid a salary of $4,500 a month to the spouse of one of the defendants for "accounting services"; and (7) did not disclose a warehouse lease to the executive officers of the Company, by which the Company was obligated to pay above market rates to an entity owned by one of the defendants. The Complaint contains claims for breach of fiduciary duty, breach of contract, conversion, and declaratory relief relating to the employment contracts, the lease with Colcord and the warehouse lease. The defendants deny the allegations in the Complaint.

Subsequently to June 30, 2001, a Canadian company known as National Healthcare Manufacturing Corporation ("National") contacted the Company and alleged that the formulas for several of the products marketed by PureSoft and sold to the Company under the Puresoft Agreement were misappropriated from National by one of the defendants, who previously worked for National. The Company is involved in ongoing negotiations with National to resolve the issues raised in National's allegations.

NOTE 4-PREFERRED STOCK

The Company's authorized capital stock includes 1,000,000 shares of preferred stock, $0.001 par value per share. As of June 30, 2001, there were 3,652 shares outstanding of Series 2000-B Convertible Redeemable Preferred Stock ("Series B Preferred Stock") issued pursuant to an agreement (the "Series B Preferred Stock Agreement") with an entity controlled by an individual who is currently a director of the Company.

Accrued dividends of $79,036 at December 31, 2000 were paid in cash in January 2001. Dividends of $266,900 were accrued during the six months ended June 30, 2001, however the Company did not make the required dividend payments. The Company has the option to pay these dividends in additional shares of Series B Preferred Stock and therefore, these dividends are included in the amount of the preferred stock listed on the condensed consolidated balance sheet. The Company's failure to pay the dividends when due triggered an event of noncompliance under the Series B Preferred Stock Agreement. The triggering of the event of noncompliance resulted in the dividend rate of the Series B Preferred Stock increasing from 8 percent per year to 21 percent per year.

The Series B Preferred Stock Agreement included a provision for optional redemption of all of the outstanding shares of Series B Preferred Stock by paying $6.5 million to the Series B preferred stockholder, on or before April 2, 2001. The Company did not exercise the provision for optional redemption prior to its expiration date.

NOTE 5-PRIVATE PLACEMENT OF COMMON STOCK

On March 29, 2001, the Company entered into a stock purchase agreement with an individual who is a director of the Company to purchase 3,149,558 common shares from the Company for a purchase price of $1,000,000. The total purchase price consisted of $400,000 paid on March 29, 2001 and a $600,000 non-interest bearing promissory note consisting of a $400,000 payment due on April 29, 2001 and a $200,000 payment due on May 29, 2001. The promissory note was collateralized by 1,889,735 shares of common stock held by the director. In May 2001, the director delivered marketable securities having a market value of $403,720 to the Company in payment for the $400,000 due on April 29, 2001 and the Company issued 1,259,823 of the 1,889,735 shares held as collateral. The Company has released the director from the obligation to pay the remaining $200,000 due under the promissory note and cancelled the associated shares of common stock.

The March 29, 2001 stock purchase agreement includes an anti-dilution provision for a period commencing on March 29, 2001 and continuing until the earlier of
(i) December 31, 2001 or (ii) the date of conversion of the Series B Preferred Stock. The anti-dilution provision requires the Company to issue sufficient additional shares of common stock to the director at no cost so that the purchased shares represent a total of 11.1 percent of the issued and outstanding shares of the common stock of the Company on a fully diluted basis, as defined in the stock purchase agreement. The anti-dilution provision is in effect so long as the director continues to own and hold the purchased shares which require the Company to issue sufficient additional shares of common stock at no cost upon conversion of the Series B Preferred Stock to common stock such that the aggregate purchased shares represent a total of 11.1 percent of the issued and outstanding shares. In connection with the Company releasing the director from the obligation to pay the remaining $200,000 due under the promissory note, the anti-dilution provision was reduced from 11.1 percent to 8.9 percent.

On June 6, 2001, the Company entered into another stock purchase agreement with the same director to purchase 8,006,869 common shares for a purchase price of $1,000,000. The total purchase price consisted of $500,000 to be paid on June 15, 2001 and $500,000 to be paid on July 15, 2001. On June 18, 2001, the director delivered marketable securities having a market value of $497,520 to the Company in payment for the $500,000 due on June 15, 2001 and the Company issued 50 percent of the 8,006,869 shares under the agreement. On July 23, 2001, the director delivered marketable securities having a market value of $244,530 to the Company towards payment of the $500,000 due on July 15, 2001. On August 16, 2001, the director delivered marketable securities having a market value of $213,359 to the Company towards payment of the $500,000 due on July 15, 2001. The remaining $42,111 has been classified as a common stock subscription receivable in the accompanying condensed consolidated balance sheet and the remaining shares will be issued upon receipt of the finall payment.

The June 6, 2001 stock purchase agreement includes an anti-dilution provision for a period commencing on June 6, 2001 until the earlier of (i) December 31, 2001 or (ii) the date of conversion of the Series B Preferred Stock. The anti-dilution provision requires the Company to issue sufficient additional shares of common stock to the director at no cost so that the purchased shares represent a total of 22.4 percent of the issued and outstanding shares of the common stock of the Company on a fully diluted basis, as defined in the stock purchase agreement. The anti-dilution provision is in effect so long as the director continues to own and hold the purchased shares which require the Company to issue sufficient additional shares of common stock at no cost upon conversion of the Series B Preferred Stock to common stock such that the aggregate purchased shares represent a total of 22.4 percent of the issued and outstanding shares.


NOTE 6 -  RELATED-PARTY TRANSACTIONS

On January 22, 2001, the Company entered into an agreement with Pharmulations, LLC ("Pharmulations"), an entity owned and controlled by Dr. Edward B. Walker, a shareholder and former director of the Company whereby the Company purchased rights to three new product formulations and paid Pharmulations a transfer fee of $15,000. Under the terms of the purchase agreement the Company has a period of up to eight months in which to test the product and determine whether it wishes to market the product. Upon the Company's acceptance of the product, the Company will pay a royalty to Pharmulations equal two percent of net sales of the particular product for a period of 14 years, if a patent is obtained by the Company for the product, or seven years if no patent is obtained. Royalties shall commence on the first to occur of (i) the date the Company first begins distributing the product and (ii) eight months after the rights to the product are delivered to the customer. Royalties are due within 45 days of the end of each calendar quarter. During the royalty period, the Company shall pay royalties at an annual minimum rate of $50,000 per product payable in four equal quarterly payments within 45 days after the end of each calendar quarter subject to offset for payments made in previous quarters of such annual period so long as the $50,000 annual minimum is met. The Company may determine annually that the market or revenue for a particular product does not warrant exclusive rights and the related minimum royalty. In such event, the Company shall notify Pharmulations and if the Company has not paid Pharmulations at least $100,000 in total royalty payments, the Company must pay an amount equal to the difference between the royalties previously paid and $100,000 and transfer all right, title and interest in the product and the products formulation back to Pharmulations. Upon notice Pharmulations will grant to the Company, if the Company requests, a non-exclusive license to manufacture, modify, market and sell the product subject to a royalty equal to three percent of net product sales and a minimum royalty of $6,000 per year for a period of the greater of ten years from the date of the grant of the non-exclusive license or the original license period.

On May 29, 2001, the Company borrowed $25,000 from an individual who is an officer and director of the Company. As of June 30, 2001, $14,000 was repaid. The remaining $11,000 bears interest at eight percent per year and is due on or before June 30, 2002.

                                        1
Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 and related notes thereto together with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Whenever in this discussion the term "First Scientific" or the "Company" is used, it should be understood to refer to First Scientific, Inc. and its wholly owned subsidiaries on a consolidated basis, except where the context clearly indicates otherwise.

Legal Proceedings

In June 2001, the Company became aware of information indicating that one or more of the former PureSoft owners had engaged in conduct which violated the terms of their respective employment agreements with the Company, as well as separate legal duties owed to the Company. On June 29, 2001, the Company terminated the employment of the officers of PureSoft and filed a Complaint against them in the Third District Court of Salt Lake County, Utah. The Complaint contains claims for breach of fiduciary duty, breach of contract, conversion, and declaratory relief relating to the employment contracts, the lease with Colcord and the warehouse lease. For details of the allegattions of the Complaint, see Part II, Item 1. Legal Proceedings contained elsewhere in this report. The defendants deny the allegations in the Complaint.

Subsequently, a Canadian company known as National Healthcare Manufacturing Corporation ("National") contacted the Company and alleged that the formulas for several of the products marketed by PureSoft and sold to the Company under the Purchase Agreement were misappropriated from National by one of the defendants, who previously worked for National. The Company is involved in ongoing negotiations with National to resolve the issues raised by National's allegations.

The Company is considering engaging its auditor, Arthur Andersen LLP, and its counsel, Durham Jones & Pinegar, to conduct a special investigation of the activities of the defendants during the time that they were employees of the Company and responsible for the operations of PureSoft.

Plan of Operation

First Scientific is engaged in the research, development and commercialization of break-through, patent-pending skin care technologies that advance healthy living. The Company's market focus centers on introducing its technologies and products to the professional healthcare market, both domestically and internationally. Future market opportunities have been identified in food service, hospitality, retail and other major market segments. The Company's progress in the professional healthcare market is advancing quickly with several large contracts in place with market leaders. The existing contracts provide access to all acute care settings, long-term care, physician offices, alternate care sites and laboratories. Late in the second quarter, the Company began its first retail endeavor by introducing the MicrobNZ products into a national retail outlet with 1,100 locations.

First Scientific currently operates from four locations: corporate offices, warehousing, mixing, stability testing, records storage and a state-of-the-art FDA compliant research and development facility in Ogden, Utah; a sales office in Chicago, Illinois; an East coast distribution facility located in Nashua, New Hampshire and a New Fields, New Hampshire, office which serves primarily as a sales and marketing support office.


The Company maintains information concerning its business, products, test results, media coverage and investor relations at the Company's Web site, www.firstscientific.com. Reference to the website is not intended and should not be construed as incorporation of information contained on the site as part of this report.

First Scientific is primarily engaged in commercializing the following technology platforms and products:


The complimentary care products help position the Company by providing a complete product offering that supports the platform technologies.

Antimicrobial Technology - MicrobNZ(TM), Protection at the Microbial Level MicrobNZ is highly efficacious, long-lasting with a high degree of persistence, and fast-acting against a broad spectrum of pathogens, including Escherichia coli, Pseudomonas aeruginosa, Staphylococcus aureus and drug resistant bacteria such as Methicillin resistant Staphylococcus aureus (MRSA) and Vancomycin resistant Enterococcus (VRE). The MicrobNZ formulation does not contain any irritating or degrading active ingredients such as Triclosan(R), CHG (Chlorhexidine Gluconate), PCMX (Chloroxlyenol), iodine, or alcohol. And, unlike these other degrading active ingredients, products formulated with MicrobNZ significantly improve and moisturize the skin.

First Scientific's antimicrobial formulation has exceeded the Food and Drug Administration (FDA) protocols required for classification as a Healthcare Personnel Handwash and as a First-Aid Antiseptic (21 CFR 333).

MicrobNZ can be used in a facility-wide healthcare setting and is appropriate for patient, public and staff handwashing. This technology is currently packaged as an antimicrobial handwash, antimicrobial lotion, antimicrobial spray, antimicrobial foam and antimicrobial towelettes. First Scientific markets its antimicrobial technology to domestic and international organizations in the professional healthcare market under the MicrobNZ brand.

Skin Healing Technology - ShieldZ(TM)
First Scientific's patent-pending, ShieldZ technology brings together Dimethicone with skin-conditioning emollients and botanical oils to create a unique formulation for the treatment and prevention of rashes. The Company has demonstrated shelf life of this stable Dimethicone oil-in-water emulsion for periods in excess of three years. ShieldZ meets FDA requirements to be considered an over-the-counter drug product. Packaged in large towelette form it is used for the treatment and prevention of skin rashes caused by infant and adult incontinence. First Scientific currently supplies a version of the ShieldZ technology as a waterless, rinse-free, patient-bathing product to ConvaTec, a division of Bristol-Myers Squibb Company.

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

Outlook

The Company's cash requirements through the end of 2001 will vary based upon a number of factors including, but not limited to, continuing research and development levels, increased market development activities, facilities enhancements, additional personnel, travel and other expenses related to projected growth. With respect to the year 2001, the Company expects that additional cash funding will be needed beyond the $1,000,000 received and to be received in connection with the sale of 8,006,869 shares of common stock to an individual who is a director of the Company on June 6, 2001. While the Company has continued to reduce its recurring operating expenses during the three months ended June 30, 2001 compared to the three months ended March 31, 2001, the Company expects that additional funding will be required to meet operating needs and remain a going concern. In April 2001, the Company began implementing further cost reductions and expects to reduce monthly expenses to a level approaching $150,000 per month beginning in the third quarter.

Product research and development is an ongoing process. Existing products are continuously being refined and new technology developed to solve unmet market needs. The Company's existing facilities and equipment are projected to be sufficient to meet most of its growth needs.

The Company benefits from an experienced executive management team and a board of directors comprising several senior-level business executives. The Company has assembled an in-house team of respected, results-oriented research and development, marketing, sales and operations professionals, as well as outside advertising, public relations and healthcare market consultants to advise management on business strategy and product innovation.

Results of Operations

Three months ended June 30, 2001 compared to the three months ended June 30,
2000

During the three months ended June 30, 2001, the Company recorded revenues of $185,141, reflecting an increase of $93,697, or 102 percent, compared to the same period in the previous year. Approximately 20 percent of the revenues in the three months ended June 30, 2000 were derived from contracts to qualify and test products for customers. In the three months ended June 30, 2001 the source of revenues has shifted to the sale of products, representing 100 percent of total revenues.

Selling, general and administrative expenses were $966,612 and $938,183 during the three months ended June 30, 2001 and 2000, respectively, representing an increase of $28,429. The increase over the prior year is due to the growth and development related expenses associated with expanded operations. Payroll expenses increased $124,000 due to the addition of sales and additional administrative support personnel primarily associated with PureSoft Solutions. Marketing, sales and travel related expenses increased $58,000 due to product launch training with several large customers and the addition of sales personnel located outside of Utah and New Hampshire. Rent expense increased $54,000 in connection with the write-off of prepaid rent and a security deposit related to the termination of a New Hampshire facility lease commitment. Consulting, legal, investor relations, professional fees and various miscellaneous expenses decreased $231,000 due to consolidating efforts in order to focus on core business opportunities which took place during the three months ended June 30, 2001.

The Company incurred research and development expenses of $82,846 during the three months ended June 30, 2001, a decrease of $36,026 compared to the same period in the previous year. This decrease was due to the completion of the Company's testing facilities, including a new lab and personnel to support testing at the lab.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

During the six months ended June 30, 2001, the Company recorded revenues of $510,878, reflecting an increase of $354,259 compared to the same period in the previous year. Revenues in the six months ended June 30, 2000 were primarily derived from contracts to qualify and test products for customers. In the six months ended June 30, 2001 the source of revenue has shifted to the sale of products, representing 100 percent of total revenues.

Selling, general and administrative expenses were $2,293,217 and $1,608,910 during the six months ended June 30, 2001 and 2000, respectively, representing an increase of $684,307. The increase over the prior year is due to growth and development related expenses associated with expanded operations. Payroll expenses increased $650,000 due to the addition of sales and additional administrative support personnel primarily associated with PureSoft Solutions. Marketing, sales and travel related expenses increased $155,000 due to product launch training with several large customers and the addition of sales personnel located outside of Utah and New Hampshire. Rent expense increased $54,000 in connection with the write-off of prepaid rent and a security deposit related to the termination of a New Hampshire facility lease commitment. Consulting, legal, investor relations, professional fees and other miscellaneous expenses decreased $149,000 due to consolidating efforts in order to focus on core business opportunities.

The Company incurred research and development expenses of $148,769 during the six months ended June 30, 2001, a decrease of $22,346 compared to the same period in the previous year. This decrease was due to the completion of the Company's testing facilities, including a new lab and personnel to support testing at the lab.

Liquidity and Capital Resources

First Scientific had cash of $244,614 as of June 30, 2001, representing a decrease of $988,000 from December 31, 2000. As of June 30, 2001 working capital was $108,191. The Company had an accumulated deficit of $17,065,333 at June 30, 2001, most of which had been funded out of proceeds received from the issuance of stock. This deficit includes $3,776,000 attributable to non-recurring charges for the purchase of in-process research and development and $3,586,000 attributable to dividends and beneficial conversion features on preferred stock. The remaining $9,703,000 deficit resulted primarily from costs incurred in connection with research and development; compliance of its proprietary products with FDA requirements; and operating expenses related to startup sales, marketing and administration.

Historically, the Company has financed its operations principally through loans, private placements of equity securities, and minimal product sales. First Scientific used net cash of $2,218,063 in operating activities during the six months ended June 30, 2001 related primarily to the net loss from operations. In the short term, the Company will be dependent on a few large customers for the bulk of the Company's revenue. Until a broader base of customers is established, the loss of one such customer could have a serious, material adverse effect on the Company's operating viability. Because the Company presently has limited revenue, the Company will rely primarily on these factors, as well as the risk factors set out in the Company's Annual Report on Form 10-KSB, raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund the operations of the Company through proceeds from sales of debt and equity securities and, if necessary, the sale of certain of its technologies cash balances and proceeds from the sale of its equity and debt securities to satisfy future capital requirements. There can be no assurance that the Company will be able to secure this funding or that the terms of such financing will be favorable to the Company. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company may result in substantial dilution to the stockholders of the Company.

As of June 30, 2001, the Company had $500,000 due from an individual who is a stockholder and director of the Company related to the purchase of 4,003,425 shares of the Company's common stock. On July 23, 2001, the director provided marketable securities having a market value of $244,530 to the Company towards payment of the $500,000 due July 15, 2001. On August 16, 2001, the director provided marketable securities having a market value of $213,359 towards payment of the $500,000 due July 15, 2001.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

In March 2000, the Company entered into a Purchase Agreement (the "Purchase Agreement") to acquire PureSoft Solutions LLC ("PureSoft), located in New Hampshire. The transaction closed on June 2, 2000. Following the closing, PureSoft operated in New Hampshire as a subsidiary of the Company.

In June 2001, the Company became aware of information indicating that one or more of the former PureSoft owners had engaged in conduct which violated the terms of their respective employment agreements with the Company, as well as separate legal duties owed to the Company. On June 29, 2001, the Company terminated the employment of the officers of PureSoft and filed a Complaint against them in the Third District Court of Salt Lake County, Utah. The Complaint alleges that the defendants, acting on behalf of the Company and/or
PureSoft:  (1) entered into material  agreements  that were not disclosed to the executive officers of the Company prior to the execution of the PureSoft Agreement; (2) paid PureSoft's "landlord," Colcord Properties LLC ("Colcord"), a limited liability company of which one of the defendants is a member, approximately $53,000 of the Company's funds for eight months advance rental and a security deposit equal to two months of rent, without disclosing the interest of the defendant in Colcord; (3) entered into a lease with Colcord, without disclosing all material facts concernint the least to the executive officers of the Company; (4) paid Colcord an additional $23,539 for "office build out" and "office wiring," which were not required by or even referenced in the lease, without the authorization or approval of the executive officers of the Company;
(5) paid themselves each a "bonus," without the authorization or approval of the executive officers of the Company; (6) paid a salary of $4,500 a month to the spouse of one of the defendants for "accounting services"; and (7) did not disclose a warehouse lease to the executive officers of the Company, by which the Company was obligated to pay above market rates to an entity owned by one of the defendants. The Complaint contains claims for breach of fiduciary duty, breach of contract, conversion, and declaratory relief relating to the employment contracts, the lease with Colcord and the warehouse lease. The defendants deny the allegations in the Complaint.

Subsequently, a Canadian company known as National Healthcare Manufacturing Corporation ("National") contacted the Company and alleged that the formulas for several of the products marketed by PureSoft and sold to the Company under the PureSoft Agreement were misappropriated from National by one of the defendants, who previously worked for National. The Company is involved in ongoing negotiations with National to resolve the issues raised in National's allegations.

The Company is considering a special investigation of the activities of the defendants during the time that they were employees of the Company and responsible for the operations of PureSoft.


Item 2. Changes in Securities and Use of Proceeds

On March 29, 2001, the Company entered into a stock purchase agreement with an individual who is a director of the Company to purchase 3,149,558 common shares for a purchase price of $1,000,000. The total purchase price consisted of $400,000 paid on March 29, 2001 and a $600,000 non-interest bearing promissory note consisting of a $400,000 payment due on April 29, 2001 and a $200,000 payment due on May 29, 2001. The promissory note was collateralized by 1,889,735 shares of common stock. In May 2001, the director delivered marketable securities having a market value of $403,720 to the Company in payment for the $400,000 due on April 29, 2001 and the Company issued 1,259,823 of the 1,889,735 shares held as collateral. The Company has released the director from the obligation to pay the remaining $200,000 due under the promissory note and cancelled the associated common shares.

On June 6, 2001, the Company entered into a stock purchase agreement with the same director to purchase 8,006,869 common shares for a purchase price of $1,000,000. The total purchase price consisted of $500,000 to be paid on June 15, 2001 and $500,000 to be paid on July 15, 2001. On June 18, 2001, the director delivered marketable securities having a market value of $497,520 to the Company in payment of the $500,000 due on June 15, 2001 and the Company issued 50 percent of the 8,006,869 shares under the agreement. On July 23, 2001, the director delivered marketable securities having a market value of $244,530 to the Company towards payment of the $500,000 due on July 15, 2001. On August 16, 2001, the director delivered marketable securities having a market value of $213,359 towards payment of the $500,000 due on July 15, 2001. The remaining $42,111 promissory note payment has been classified as a common stock subscription receivable in the accompanying condensed consolidated balance sheet.

Item 5.  Other Information

In February 2001, John L. Theler resigned as the Company's Chief Financial Officer to pursue other interests. Until a new CFO is named, Randall L. Hales, the Company's Chief Executive Officer, will act as CFO.

In March 2001, Gary L. Crittenden resigned as a member of the Company's board of directors and audit committee chair due to personal scheduling constraints.

In April 2001, Edward B. Walker, PhD resigned as a member of the Company's board of directors.

In May 2001, Douglas R. Warren, Frank A. Cereska, Dan C. Jorgensen and Peter J. Sundwall Jr., MD all resigned as members of the Company's board of directors.


Item 6. Exhibits and Reports on Form 8-K.

(a)                                                           Exhibits

The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit #       Description
   2.1          Agreement and Plan of Reorganization,  dated August 10, 1998, between the Registrant,  Linco, Linco  Acquisition Corp. and
                Edward Walker(1)
   2.2          Purchase  Agreement  dated as of March 15,  2000  among the
                Registrant  and  David  Wilich,  Frank Wilich, Jr., Gene Dubois
                and PureSoft Solutions, LLC, a New Hampshire limited liability company(7)
   3.1          Articles of Incorporation(2)
   3.2          Bylaws(2)
   3.3          Amendment  to  Articles  of  Incorporation   changing
                name to First Scientific, Inc. and effecting a forward stock split(1)
   10.1         Non-qualified Stock Option Agreement with Jerral R. Pulley(3)
   10.2         Non-qualified Stock Option Agreement with Peter Sundwall,M.D.(3)
   10.3         1998 Stock Incentive Plan(4)
   10.4         Agreement with Weldon Phillips(5)
   10.5         Employment Agreement with Randy Hales(5)
   10.6         Consulting Agreement with Jerral R. Pulley(5)
   10.7         Consulting Agreement with Edward Walker(5)
   10.8         Exclusive License and Supply Agreement with Convatec
                (Confidential Testament Requested for Certain Portions)(6)
   10.9         Employment Agreement with David Wilich(7)
   10.10        Stock Options Agreement with David Wilich, Frank Wilich and Gene
                Dubois(6)

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


                                        FIRST SCIENTIFIC, INC.
                                              Registrant


DATED: August 20, 2001                   By:    /s/ Randall L. Hales
                                             -----------------------------------

                                            Randall L. Hales, CEO, President and
                                            Principal Accounting Officer