Form 10QSB
period 2001-09-30
FIRST SCIENTIFIC INC
filed 2001-11-20
CIK 925665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                    For the quarter ended September 30, 2001
                         Commission File Number: 0-24378


                             FIRST SCIENTIFIC, INC.
                             ----------------------
      (Exact name of small business issuer as specified in its charter)


            DELAWARE                                33-0611745
            --------                                ----------
 (State or other jurisdiction             (IRS Employer Identification No.)
  of incorporation or organization)

               1877 West 2800 South, Suite 200, Ogden, Utah  84401
               ---------------------------------------------------
          (Address of principal executive offices, including zip code)

  Registrant's telephone number, including area code:   (801) 393-5781
                                                        --------------


There were 37,721,292 shares of common stock, $0.001 par value, outstanding as of October 25, 2001.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                                   FORM 10-QSB


                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                        Page

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheet (Unaudited) as of
      September 30, 2001                                                  3

     Condensed Consolidated Statements of Operations and Comprehensive
      Loss (Unaudited) for the Three and Nine Months Ended September
      30, 2001 and 2000                                                   4

     Condensed Consolidated Statements of Cash Flows (Unaudited) for
      the Nine Months Ended September 30, 2001 and 2000.                  5

     Notes to Condensed Consolidated Financial Statements (Unaudited)     7

Item 2.  Management's Discussion and Analysis or Plan of Operation       12


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               15

Item 5.  Other Information                                               16

Item 6.  Exhibits and Reports on Form 8-K                                16

Signatures                                                               17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                             September 30,  December 31,
                                                 2001          2000
                                              ------------  ------------

                                     ASSETS


Current Assets
 Cash                                         $     83,208  $  1,232,303
 Accounts receivable, net of allowance
  for doubtful accounts of $16,000 and
  $30,000, respectively                            138,644       136,912
 Inventory                                         438,026       321,901
 Prepaid expenses and other assets                   4,977       118,700
                                              ------------  ------------
     Total Current Assets                          664,855     1,809,816
                                              ------------  ------------
Property and Equipment
  Equipment                                        428,201       620,115
  Leasehold improvements                            83,763        83,763
  Less: Accumulated depreciation and
   amortization                                   (149,744)     (109,305)
                                              ------------  ------------
          Property and Equipment, net              362,220       594,573
                                              ------------  ------------
Goodwill and Other Intangible Assets, net              ---     1,087,723

Other Assets                                        14,454        22,541
                                              ------------  ------------
Total Assets                                  $  1,041,529  $  3,514,653
                                              ============  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                            $    292,987  $    338,723
  Accrued liabilities                              341,326       232,928
  Deferred revenue                                 131,801       351,689
  Customer prepayments                              20,000           ---
  Capital lease obligations, current portion        11,696        14,811
  PureSoft purchase obligation to related
   party                                           240,000       240,000
                                              ------------  ------------
Total Current Liabilities                        1,037,810     1,178,151
                                              ------------  ------------
Capital Lease Obligations, net of
 current portion                                    21,175        29,545
                                              ------------  ------------
Mandatorily Redeemable Convertible Preferred
 Stock Series 2000-B, $1,000 stated value;
 4,000 shares authorized, 3,652 shares
 outstanding together with accrued dividends
 of $79,036 (aggregate liquidation preference
 of $3,731,036)                                        ---     3,331,036
                                              ------------  ------------
Stockholders' Deficit
  Convertible Preferred Stock Series 2000-B,
   $1,000 stated value; 4,000 shares
   authorized, 3,652 shares outstanding
   together with accrued dividends of
   $462,891 (aggregate liquidation preference
   of $5,027,891)                                5,027,891           ---
  Common stock, $0.001 par value; 50,000,000
   shares authorized; 33,571,951 and
   23,045,436 shares outstanding, respectively      33,572        23,045
  Additional paid-in capital                    17,175,752    13,356,477
  Deferred Compensation                                ---       (43,683)
  Accumulated deficit                          (22,254,671)  (14,359,918)
                                              ------------  ------------
          Total Stockholders' Deficit              (17,456)   (1,024,079)
                                              ------------  ------------
Total Liabilities and Stockholders' Deficit   $  1,041,529  $  3,514,653
                                              ============  ============

   See accompanying notes to the Condensed Consolidated Financial Statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                              ------------------------  ------------------------
                                 2001        2000          2001         2000
                              -----------  -----------  -----------  -----------
Revenues
 Products                     $   174,942  $   226,489  $   685,820  $   300,092
 Services and licenses             40,755          ---       40,755       83,016
                              -----------  -----------  -----------  -----------
  Total Revenues                  215,697      226,489      726,575      383,108
                              -----------  -----------  -----------  -----------
Cost of Revenues
 Products                         183,481      126,804      523,073      220,597
 Services                           7,832          ---        7,832          ---
                              -----------  -----------  -----------  -----------
  Total Cost of Revenues          191,313      126,804      530,905      220,597
                              -----------  -----------  -----------  -----------
Gross Profit                       24,384       99,685      195,670      162,511
                              -----------  -----------  -----------  -----------
Operating Expenses
 Selling, general and
  administrative                  609,179    1,337,857    2,902,396    3,000,291
 Research and development          49,046       97,046      197,815      218,834
 Amortization of goodwill and
  other intangibles                61,569       61,569      184,707       95,246
 Impairment of goodwill,
  equipment and building lease  1,072,196          ---    1,092,188          ---
                              -----------  -----------  -----------  -----------
   Total Operating Expenses     1,791,990    1,496,472    4,377,106    3,314,371
                              -----------  -----------  -----------  -----------
Loss from Operations           (1,767,606)  (1,396,787)  (4,181,436)  (3,151,860)
                              -----------  -----------  -----------  -----------
Other Income (Expense)
 Interest income                    1,148       38,094        9,399       61,044
 Interest expense                  (3,760)      (6,221)      (9,592)     (18,995)
 Realized loss on marketable
  securities                      (44,351)     (25,530)     (71,455)    (100,717)
                              -----------  -----------  -----------  -----------
  Net Other Income (Expense)      (46,963)       6,343      (71,648)     (58,668)

Net Loss                       (1,814,569)  (1,390,444)  (4,253,084)  (3,210,528)

Preferred Stock Dividends      (3,374,769)  (1,026,986)  (3,641,669)  (3,166,907)
                              -----------  -----------  -----------  -----------
Net Loss Attributable to
 Common Stockholders          $(5,189,338) $(2,417,430) $(7,894,753) $(6,377,435)
                              ===========  ===========  ===========  ===========
Basic and Diluted Net Loss
 Per Common Share             $     (0.15) $     (0.12) $     (0.28) $     (0.31)
                              ===========  ===========  ===========  ===========
Basic and Diluted
 Weighted-Average Common
 Shares Outstanding            33,571,981   20,988,556   28,325,840   20,740,192
                              ===========  ===========  ===========  ===========
Comprehensive Loss
 Net loss                     $(1,814,569) $(1,390,444) $(4,253,084) $(3,210,528)
 Reclassification adjustment
  for realized losses on
  marketable securities included
  in net loss                         ---          ---          ---       16,903
                              -----------  -----------  -----------  -----------
   Comprehensive loss         $(1,814,569) $(1,390,444) $(4,253,084) $(3,193,625)
                              ===========  ===========  ===========  ===========


   See accompanying notes to the Condensed Consolidated Financial Statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     Nine Months Ended
                                                        September 30,
                                                  --------------------------
                                                      2001         2000
                                                  ------------  ------------
Cash Flows From Operating Activities
    Net loss                                      $ (4,253,084) $ (3,210,528)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                    276,236       148,955
      Loss on marketable securities                     71,455       100,717
      Property and equipment exchanged for
       rent                                              4,087
      Compensation related to grant of stock
       options                                          43,683       329,657
      Impairment of goodwill, equipment and
       building lease                                1,092,188           ---
      Interest income related party note
       receivable                                          ---          (861)
      Loss on disposal of property and
       equipment                                           ---         5,573
      Changes in assets and liabilities, net
       of effects of the acquisition of
       PureSoft Solutions LLC:
        Accounts receivable, net                        (1,731)      (65,642)
        Inventory                                     (116,125)     (123,684)
        Notes receivable                                   ---       (50,000)
        Prepaid expenses and other current
        assets                                         114,061       (24,035)
        Other assets                                     7,749        34,884
        Accounts payable                               (45,736)      211,139
        Accrued liabilities                             40,737        47,462
        Customer deposits                               15,450           ---
        Deferred revenue                              (215,338)          ---
                                                  ------------  ------------
          Net Cash Used In Operating Activities     (2,966,368)   (2,596,363)
                                                  ------------  ------------
Cash Flows From Investing Activities
    Purchases of property and equipment                (20,992)     (405,951)
    Cash received from sale of property
     and equipment                                      36,215           ---
    Proceeds from sale of marketable securities      1,328,545           ---
   Acquisition of PureSoft Solutions LLC,
    net of cash acquired                                   ---      (202,422)
                                                  ------------  ------------
          Net Cash Provided by (Used In)
           Investing Activities                      1,343,768      (608,373)
                                                  ------------  ------------
Cash Flows From Financing Activities
   Principal payments on notes payable                     ---      (369,590)
   Principal payments on capital lease
    obligations                                        (11,485)       (8,097)
   Payment of preferred stock dividends                (79,034)          ---
   Proceeds from issuance of preferred stock               ---     3,600,000
   Proceeds from issuance of common stock              564,024     2,476,999
                                                  ------------  ------------
          Net Cash Provided By
           Financing Activities                        473,505     5,699,312
                                                  ------------  ------------
Net Increase (Decrease) In Cash                     (1,149,095)    2,494,576
Cash At Beginning Of The Period                      1,232,303       207,934
                                                  ------------  ------------
Cash At End Of The Period                         $     83,208  $  2,702,510
                                                  ============  ============


   See accompanying notes to the Condensed Consolidated Financial Statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)


                                                     Nine Months Ended
                                                       September 30,
                                                  ------------------------
                                                     2001         2000
                                                  -----------  -----------
Supplemental Disclosure of Cash Flow
 Information:

 Cash paid during the period for interest         $     2,058  $    18,739

Supplemental Schedule of Non-cash
 Investing and Financing Activities:

 Acquisition of PureSoft Solutions LLC;
  Fair value of assets acquired                          ---     1,735,509
  Liabilities assumed                                    ---       183,730
  Promissory note                                        ---       450,000
  Fair value of stock options issued                     ---       261,779
  Member interest purchase obligation                    ---       190,000
  Non-cash preferred stock dividends                     ---     2,139,921
  Equipment acquired through capital lease
   obligations                                           ---        33,021
  Stock option grants at less than fair value            ---       193,750
   Common stock issued for marketable securities   1,400,000           ---


   See accompanying notes to the Condensed Consolidated Financial Statements.

                  FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation-The accompanying condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the following disclosures are adequate to make the information presented not misleading.

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

Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001.

The Company was in the development stage from inception (April 30, 1990) through December 31, 2000. The Company has incurred significant losses since its inception. The Company expects these losses to continue at least through December 31, 2001. As of September 30, 2001, the Company has an accumulated deficit of $22,254,671, a working capital deficit of $372,955 and $169,300 of accounts payable over 60 days past due. The Company used cash in operating activities of $2,966,368 during the nine months ended September 30, 2001. These factors, as well as the risk factors set out in the Company's Annual Report on Form 10-KSB, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to fund the operations of the Company through proceeds from sales of debt and equity securities, and if necessary, the sale of certain of its assets and technologies. There can be no assurance that management's plans will be successful.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the book value may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. When recognized, impairment losses reduce the carrying amount of the asset to their fair value computed as the discounted estimate expected future cash flows. During the nine months ended September 30, 2001 the Company reduced its marketing staff at its Ogden, Utah facility. In connection with this downsizing, the Company reviewed the related equipment and concluded the future undiscounted net cash flows may not be sufficient to recover the book value of that equipment. As a result, the Company recognized an impairment charge of $58,694 for the equipment. Additionally, a large section of leasehold office space became unused. Accordingly, the Company recognized an impairment charge on the leasehold commitment of $67,658, calculated as the portion of the lease unused and for which no sublease has been arranged. In addition, an impairment charge has been recognized for the PureSoft goodwill and property as described further in these notes to the financial statements. (See Note 2)

Net Loss Per Common Share-Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. At September 30, 2001 and 2000, there were outstanding common stock equivalents resulting from options to purchase 12,278,767 and 6,223,135 shares of common stock, respectively, and 3,652 and no shares, respectively, of convertible preferred stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. At September 30, 2001 there were 3,652 shares of convertible preferred stock, 10,526,575 shares of common stock, and 10,491235 stock purchase options which contain anti-dilution provisions. Common shares issuable as a result of these provisions were excluded from the computation of diluted net loss per common share as their effect would have also been anti-dilutive.

Reclassifications - Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform them with the current period presentation.

NOTE 2-ACQUISITION AND IMAIRMENT OF PURESOFT SOLUTIONS LLC

On March 15, 2000, the Company entered into an agreement (the "PureSoft Agreement") to acquire 100% of the common stock of PureSoft Solutions LLC ("PureSoft"), a New Hampshire limited liability company involved in the manufacturing and distribution of health care products. Under the terms of the PureSoft Agreement, the Company is obligated to make periodic payments on a promissory note. The remaining promissory note payment of $50,000 was due on March 15, 2001. The PureSoft agreement also calls for additional consideration associated with an earn-out provision payable on July 1, 2001 and July 1, 2002. This earn-out provision provides that the Company will issue additional consideration of not less than $190,000 either in the form of cash or shares of its common stock based upon the pre-tax net income of PureSoft generated from April 1, 2000 to June 30, 2002. The earn-out provision and the remaining promissory note payment are included in current liabilities. Due to alleged misconduct by the former PureSoft owners as described in Note 3 below, the Company does not intend to pay these liabilities. However, the liabilities will remain recorded until a settlement has been reached or the Company's claims have been resolved.

As result of the actions of the former PureSoft owners described in Note 3 below, the Company has discontinued sales of three PureSoft products that are the subject of a claim asserted in Note 3 by National, as described in Note 3 below, terminated the employment of the former owners and closed the PureSoft office in New Hampshire. The Company also liquidated the PureSoft property and equipment and relocated the PureSoft marketing efforts to its Ogden, Utah offices. In light of these circumstances the Company evaluated the PureSoft assets and goodwill and recognized an impairment charge to operations to reduce the carrying amount of the goodwill to zero and the assets to their net realizable amounts. Impairment charges include goodwill impairment of $903,016 and property and equipment impairment of $62,820. The Company recognized a charge to cost of products sold of $21,873 for the cost of the PureSoft inventory written off.

NOTE 3-LEGAL PROCEEDINGS

In connection with the acquisition of PureSoft, the Company entered into employment agreements with the three former owners of PureSoft, and appointed them as officers of PureSoft. In June 2001, the Company became aware of circumstances indicating that one or more of the former PureSoft owners had engaged in conduct which violated the terms of their respective employment
agreements  with  the  Company.   On  June  29,  2001,  the  Company terminated
 the  employment of the officers of PureSoft and  filed  a  Complaint against them in the Third District Court of Salt Lake County, Utah. The Complaint alleges that the defendants, acting on behalf of the Company and/or
PureSoft: (1) entered into material agreements that were not disclosed to the executive officers of the Company prior to the execution of the Purchase Agreement; (2) paid PureSoft's "landlord," Colcord Properties LLC ("Colcord"), a limited liability company of which one of the defendants is a member, approximately $53,000 of the Company's funds for eight months advance rental and a security deposit equal to two months of rent, without the authorization or approval of the executive officers of the Company; (3) failed to disclose that one of the members of Colcord was an officer of PureSoft; (4) entered into a lease with Colcord, without the authorization or approval of the executive officers of the Company; (5) paid Colcord an additional $23,539 for "office build out" and "office wiring," which were not required by or referenced in the lease, without the authorization or approval of the executive officers of the Company; (6) paid themselves each a "bonus" totaling $22,800 without the authorization or approval of the executive officers of the Company; (7) paid a salary of $4,500 a month to the wife of one of the defendants for "accounting services"; and (8) did not disclose a warehouse lease to the executive officers of the Company, by which the Company was obligated to pay above market rates to an entity owned by one of the defendants. The Complaint contains claims for breach of fiduciary duty, breach of contract, conversion, and declaratory relief relating to the employment contracts, the lease with Colcord and the warehouse lease. The defendants deny the allegations in the Complaint.

Subsequently,   a   Canadian  company,  National   Health   Care   Manufacturing
Corporation ("National"), contacted the Company and alleged that the formulas for several of the products marketed by PureSoft and sold to the Company under the PureSoft Agreement were misappropriated from National by one of the defendants who previously worked for National. The Company is involved in ongoing discussions with National to investigate and attempt to resolve the issues raised in National's allegations.

As a result of the activities of the former PureSoft owners, the Company has estimated that it has suffered damages in excess of $170,000 in addition to the $1,724,191 purchase price paid for the acquisition of PureSoft.

NOTE 4-PREFERRED STOCK

The Company's authorized capital stock includes 1,000,000 shares of preferred stock, $0.001 par value per share. As of September 30, 2001, there were 3,652 shares of Series 2000-B Convertible Preferred Stock ("Series B Preferred Stock") issued pursuant to an agreement (the "Series B Preferred Stock Agreement") with an entity controlled by an individual who is currently a director of the Company.

Accrued dividends of $79,036 at December 31, 2000 were paid in cash in January 2001. Dividends of $462,891 were accrued during the nine months ended September 30, 2001, however the Company did not make the required dividend payments. The Company has the option to pay these dividends in additional shares of Series B Preferred Stock and therefore these dividends are included in the preferred stock amount on the consolidated balance sheet at September 30, 2001. The Company's failure to pay the dividend for the quarters ended March 31, 2001 and June 30, 2001 triggered an event of noncompliance under the Series B Preferred Stock Agreement. On July 20, 2001, the Holder of the Series B
Preferred Stock delivered to the Company a notice of redemption, which required the Series B Preferred Stock to be redeemed at 125% of the stated value of
$1,000 per share plus accrued but unpaid dividends within ten days from the delivery of the notice. The increase in the carrying value of the Series B Preferred Stock resulted in the recognition of $1,313,000 in preferred stock dividends. In addition to the mandatory redemption, the dividend rate of the Series B Preferred Stock increased from 8 percent per year to 21 percent per year.

On July 30, 2001, the Company failed to meet the mandatory redemption requirement under the Series B Preferred Stock Agreement. Prior to the event of noncompliance, the Series B Preferred Stock was convertible at 80% of the average of the three lowest closing bid prices of the Company's common stock in the fifteen trading days prior to conversion. As a result of the Company's failure to pay the redemption price when due the conversion price decreased by $0.50 per share and the Company's right and obligation to redeem the Series B Preferred Stock terminated. Accordingly, the Series B Preferred Stock was reclassified from mandatorily redeemable convertible preferred stock to convertible preferred stock in the accompanying balance sheet at September 30, 2001. Due to this reduction, the Series B Preferred Stock is now convertible at its par value of $0.001 per share. Notwithstanding this conversion price, the holder has agreed that the Series B Preferred Stock will be converted into no more than 42% of the Company's fully-diluted issued and outstanding common stock. The reduction of the conversion price is a modification that is considered to be a beneficial conversion option of the Series B Preferred Stock. The Company recognized the increase from the beneficial conversion option as preferred stock dividends in the amount of $1,865,778 during the quarter ended September 30, 2001. The aggregate dividend requirement for the Series B Preferred stock is $958,650 annually.

After the Series B Preferred Stock was issued, the Company issued common stock and granted stock options. (See Notes 5 and 6) Under the conversion terms of the Series B Preferred Stock that limit the number of shares issuable upon conversion to 42% of the fully-diluted common shares outstanding, the issuance of the common stock and stock options increased the number of common shares issuable upon conversion of the Series B Preferred Stock. If the Series B Preferred Stock is converted into the modified number of common shares, the discounted value of those common shares would be zero due to the time required to sell the shares at the current trading volume of the Company's common stock. The value of the resulting modified beneficial conversion option was less that the beneficial conversion option previously recognized and no additional value was recognized from the modification to the conversion option.

NOTE 5-PRIVATE PLACEMENT OF COMMON STOCK

On March 29, 2001, the Company entered into a stock purchase agreement with an individual who is a director of the Company to purchase 3,149,558 common shares from the Company for $1,000,000, or $0.32 per share. As consideration, $400,000 was paid to the Company by the director on March 29, 2001 and the director issued the Company a $600,000 non-interest bearing non-recourse promissory note with $400,000 due on April 29, 2001 and $200,000 due on May 29, 2001. The
promissory note was collateralized by 1,889,735 shares of common stock  held  by the Company. In May 2001, the Company received marketable securities with a market value of $400,000 as consideration for the $400,000 due on April 29, 2001 and the Company released 1,259,823 of the 1,889,735 collateral shares. On June 6, 2001, in connection with a new agreement discussed below, the Company released the director from the obligation to pay the remaining $200,000 due under the promissory note and cancelled the associated 629,912 shares of common stock.

On June 6, 2001, the Company entered into another stock purchase agreement with the same director as above to purchase 8,006,869 common shares for $1,000,000, or $0.12 per share. During June and July, the Company received marketable securities valued at $1,000,000, as consideration. The market value of the Company's common stock on June 6, 2001 was $0.08; accordingly, no compensation to the director was recognized from the modification of the purchase price of the 629,912 common shares from $0.32 to 0.12 per share.

The March 29, 2001 and June 6, 2001 stock purchase agreements include anti-dilution provisions for a period commencing on June 6, 2001 until the earlier of
(i) December 31, 2001 or (ii) the date of conversion of the Series B Preferred Stock and as long as the director continues to own and hold all of the 10,526,515 shares purchased from the Company ("The Purchased Shares"). The anti-dilution provision requires the Company to issue sufficient additional shares of common stock to the director at no cost so that the Purchased Shares represent an aggregate of 31.3 percent of the issued and outstanding shares of the common stock of the Company on a fully-diluted basis.

After the Purchased Shares were issued, Company granted stock options as explained in Note 6 below. Under the anti-dilution provisions relating to the Purchased Shares, an additional 5,979,713 common shares are currently issuable to the director as a result of the grant of the stock options described in Note
6. Additional common shares may become issuable upon the conversion of the Series B Preferred Stock.

NOTE 6 - STOCK OPTIONS

During the nine months ended September 30, 2001, 1,266,000 employee stock options were forfeited due to termination of employment.

During August 2001, the Company issued options to employees of the Company to purchase 7,763,514 shares of common stock at $0.001 per share. Of the 7,763,514 options granted, 3,105,406 vested on the date granted and the remaining vest over the subsequent two years. The options are exercisable for five years and can be exercised by surrendering shares of common stock or cash. Additionally, the options contain an anti-dilution provision such that they are collectively convertible into common shares representing an aggregate of 18.5 percent of the issued and outstanding shares of the common stock of the Company on a fully diluted basis. Accordingly, the options are accounted for as variable options. Compensation expense in connection with these options of $102,825 was recognized during the three and nine months ended September 30, 2001. On the date granted, the options had a fair value of $0.05 per share based on the Black -Scholes option pricing model with the following assumptions: risk free interest rate of 4.62 percent, volatility of 262 percent, expected dividend yield of 0 percent, and an expected life of five years.

During August 2001, the Company issued options to an individual consultant to purchase 2,727,721 shares of common stock at $0.001 per share. Of the 2,727,721 options granted, 1,091,088 vested on the date granted and the remaining vest over the subsequent two years. The options are exercisable for five years and had a fair value of $0.05 per share based on the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.62 percent, volatility of 262 percent, expected dividend yield of 0 percent, and an expected life of five years. Additionally, the options contain an anti-dilution provision such that they are convertible into common shares representing 6.5 percent of the issued and outstanding shares of the common stock of the Company on a fully diluted basis. The Company recognized compensation relating to these options based upon their fair value and recognized $61,198 of compensation expense for consulting services during the three and nine months ended September 30, 2001.

The value of anti-dilution features in the options described above was measured at the grant date. However, if the anti-dilution provisions become effective, the fair value of the underlying common stock would be discounted to zero due to the time required to sell the shares issued at the current trading volume of the Company's common stock, and therefore has been assigned no value.

After taking into account the above option activity, the Company had 12,278,767 options outstanding at September 30, 2001.

Had compensation for stock options granted to employees been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, pro forma net loss and basic and diluted loss per common share would have been increased to the following:


                               Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                             ------------------------  ------------------------
                                2001         2000         2001         2000
                             -----------  -----------  -----------  -----------
  Net loss as reported       $(1,814,569) $(1,390,444) $(4,253,084) $(3,210,528)
  Net loss pro forma          (1,885,923)  (1,390,444)  (4,324,438)  (3,210,528)
  Basic and diluted loss per
   common share as reported        (0.06)       (0.12)       (0.17)       (0.31)
  Basic and diluted loss per
   common share pro forma          (0.06)       (0.12)       (0.17)       (0.31)

NOTE 7 - RELATED-PARTY TRANSACTIONS

On January 22, 2001, the Company entered into an agreement with Pharmulations, LLC ("Pharmulations"), an entity owned and controlled by Dr. Edward B. Walker, a shareholder and former director of the Company whereby the Company purchased rights to three new product formulations and agreed to pay Pharmulations a transfer fee of $15,000 however only $7,500 was paid. Under the terms of the purchase agreement the Company had a period of up to eight months in which to test the products and determine whether it wishes to market the products. On September 21, the Company notified Pharmulations that it would not market the three products and returned all rights, title and interest in the products to Pharmulations. Accordingly, the Company charged operations for the $7,500 paid. With the notification to Pharmulations the balance of the liability was forgiven.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2001 and 2000 and related notes thereto together with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Whenever in this discussion the term "First Scientific" or the "Company" is used, it should be understood to refer to First Scientific, Inc. and its wholly owned subsidiaries on a consolidated basis, except where the context clearly indicates otherwise.

Legal Proceedings

In June 2001, the Company became aware of circumstances indicating that one or more of the former PureSoft owners had engaged in conduct, which violated the terms of their respective employment agreements with the Company. On June 29, 2001, the Company terminated the employment of the officers of PureSoft and filed a Complaint against them in the Third District Court of Salt Lake County, Utah. For details of the Complaint, see Part II, Item 1. Legal Proceedings contained elsewhere in this report. The Complaint contains claims for breach of fiduciary duty, breach of contract, conversion, and declaratory relief relating to the employment contracts, the lease with Colcord and the warehouse lease. The defendants deny the allegations in the Complaint.

Subsequently, a Canadian company known as National Healthcare Manufacturing Corporation ("National") contacted the Company and alleged that the formulas for several of the products marketed by PureSoft and sold to the Company under the purchase agreement between PureSoft and the Company were misappropriated from National by one of the defendants who previously worked for National. The Company is involved in discussions with National to investigate an attempt to resolve the issues raised by National's allegations.

The  Company has reviewed and modified its internal controls as a result of  the
PureSoft  discovery.   The  Company is confident  that  the  changes  made  will
strengthen internal controls.

Plan of Operation

First Scientific is engaged in the research, development and commercialization of break-through, patent-pending skin care technologies that advance healthy living. The Company's market focus centers on introducing its technologies and products to the professional healthcare market, both domestically and internationally. Future market opportunities have been identified in food service, hospitality, retail and other major market segments. The Company's progress in the professional healthcare market is advancing quickly with several large contracts in place with market leaders. The existing contracts provide access to acute care and long-term care settings, physician offices, alternate care sites and laboratories. Late in the second quarter the Company began its first retail endeavor by introducing the MicrobNZ products into a national retail outlet with 1,100 locations.

First Scientific currently operates from three locations: corporate offices, warehousing, mixing, stability testing, records storage and a state-of-the-art FDA compliant research and development facility in Ogden, Utah; a sales office in Joilet, Illinois and an distribution facility located in Joilet, Illinois.

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

First   Scientific  is  primarily  engaged  in  commercializing  the   following
technology platforms and products:

Antimicrobial Technology - MicrobNZT, Protection at the Microbial Level
MicrobNZ is highly efficacious, long-lasting with a high degree of persistence, and fast-acting against a broad spectrum of pathogens, including Escherichia coli, Pseudomonas aeruginosa, Staphylococcus aureus and drug resistant bacteria such as Methicillin resistant Staphylococcus aureus (MRSA) and Vancomycin resistant Enterococcus (VRE). The MicrobNZ formulation does not contain any irritating or degrading active ingredients such as Triclosan, CHG (Chlorhexidine Gluconate), PCMX (Chloroxlyenol), iodine, or alcohol. And, unlike these other degrading active ingredients, products formulated with MicrobNZ significantly improve and moisturize the skin.

First Scientific's antimicrobial formulation has in some instances exceeded the Food and Drug Administration (FDA) protocols required for classification as a Healthcare Personnel Handwash and as a First-Aid Antiseptic (21 CFR 333).

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

Skin Healing Technology - ShieldZT
First Scientific's patent-pending, ShieldZ technology brings together Dimethicone with skin-conditioning emollients and botanical oils to create a unique formulation for the treatment and prevention of rashes. The Company has demonstrated shelf life of this stable Dimethicone oil-in-water emulsion for periods in excess of three years. ShieldZ meets FDA requirements to be considered an over-the-counter drug product. Packaged in large towelette form it is used for the treatment and prevention of skin rashes caused by infant and adult incontinence. First Scientific currently supplies a version of the ShieldZ technology as a waterless, rinse-free, patient-bathing product to ConvaTec, a division of Bristol-Myers Squibb Company.

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

Outlook

The Company's cash requirements through the end of 2001 will vary based upon a number of factors including, but not limited to, continuing research and development levels, increased market development activities, facilities enhancements, additional personnel, travel and other expenses related to projected growth. With respect to the year 2001, the Company expects that additional cash funding will be needed beyond the $1,000,000 received in connection with the sale of 8,006,869 shares of common stock to an individual who is a director of the Company on June 6, 2001. While the Company has continued to reduce its recurring operating expenses during the three months ended September 30, 2001 compared to the three months ended June 30, 2001, the Company expects that additional funding will be required to meet operating needs and remain a going concern. In April 2001, the Company began implementing further cost reductions and hoped to reduce monthly expenses to a level approaching $150,000 per month beginning in the third quarter. At the end of the third quarter the company had successfully reduced its monthly expenses to $97,000 per month. During the quarter the Company charged operations for an inventory impairment for goods returned from a customer to whom a credit was given.

Product research and development is ongoing. Existing products are continuously being refined and new technology developed to solve unmet market
needs.   The  Company's existing facilities and equipment are  projected  to  be sufficient to meet most of its growth needs.

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

Results of Operations

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

During the three months ended September 30, 2001, the Company recorded revenues of $215,697, reflecting a decrease of $10,792, or 4 percent, compared to the same period in the previous year. Selling, general and administrative expenses were $609,179 and $1,337,857 during the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $728,678. The decrease over the prior year is due to the closing of the PureSoft office and other consolidating efforts in order to focus on core business opportunities. Payroll expenses decreased $103,000 and marketing, sales and travel expenses decreased by $103,000 due to the reduction of sales and other support staff. Consulting, legal, investor relations, professional fees and various miscellaneous expenses decreased $290,000 due to consolidating efforts in order to focus on core business opportunities which took place during the three months ended September 30, 2001.

The Company incurred research and development expenses of $49,046 during the three months ended September 30, 2001, a decrease of $47,997 compared to the same period in the previous year. This decrease was due to the completion of the Company's testing facilities, including a new lab and personnel to support testing at the lab.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

During the nine months ended September 30, 2001, the Company recorded revenues of $726,575, reflecting an increase of $343,467 compared to the same period in the previous year. Selling, general and administrative expenses were $2,902,396 and $3,000,291 during the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of $97,895. The decrease over the prior year is due to the closing of the PureSoft office and other consolidating efforts in order to focus on core business opportunities. Payroll expenses increased $545,000 due to the addition of sales and administrative support personnel primarily associated with PureSoft during the first six months of 2001. Marketing, sales and travel related expenses decreased $50,000 due to reduction of sales and support personnel. Rent expense increased $54,000 in connection with the write-off of prepaid rent and a security deposit related to the termination of a New Hampshire facility lease commitment. Consulting, legal, investor relations, professional fees and other miscellaneous expenses decreased $162,000 due to consolidating efforts in order to focus on core business opportunities.

The Company incurred research and development expenses of $197,815 during the nine months ended September 30, 2001, a decrease of $21,019 compared to the same period in the previous year. This decrease was due to the completion of the Company's testing facilities, including a new lab and personnel to support testing at the lab.

Liquidity and Capital Resources

First Scientific had cash of $83,208 as of September 30, 2001, representing a decrease of $1,149,095 from December 31, 2000. As of September 30, 2001 First Scientific had a negative working capital $372,955. The Company had an accumulated deficit of ($22,254,671) at September 30, 2001, most of which had been funded out of proceeds received from the issuance of stock. This deficit includes $3,776,000 attributable to non-recurring charges for the purchase of in-process research and development and $3,782,000 attributable to dividends and beneficial conversion features on preferred stock. The remaining deficit resulted primarily from costs incurred in connection with research and development; compliance of its proprietary products with FDA requirements; and operating expenses related to startup sales, marketing and administration.

Historically, the Company has financed its operations principally through loans, private placements of equity securities, and minimal product sales. First Scientific used net cash of $2,966,368 in operating activities during the six months ended September 30, 2001 related primarily to the net loss from operations. In the short term, the Company will be dependent on a few large customers for the bulk of the Company's revenue. Until a broader base of customers is established, the loss of one such customer could have a serious, material adverse effect on the Company's operating viability. Because the Company presently has limited revenue, the Company will rely primarily on cash balances and proceeds from the sale of its equity and debt securities to satisfy future capital requirements. There can be no assurance that the Company will be able to secure this funding or that the terms of such financing will be favorable to the Company. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company may result in substantial dilution to the stockholders of the Company, particularly in light of certain anti-dilution rights held by certain shareholders of the Company.

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

In connection with the acquisition, the Company entered into employment agreements with the three former owners of PureSoft, and appointed them as officers of Puresoft. In June 2001, the Company became aware of circumstances indicating that one or more of the former PureSoft owners had engaged in conduct which violated the terms of their respective employment agreements with the Company. On June 29, 2001, the Company terminated the employment of the officers of PureSoft and filed a Complaint against them in the Third District Court of Salt Lake County, Utah. The Complaint alleges that the defendants, acting on behalf of the Company and/or PureSoft: (1) entered into material agreements that were not disclosed to the executive officers of the Company prior to the execution of the Purchase Agreement; (2) paid PureSoft's "landlord," Colcord Properties LLC ("Colcord"), a limited liability company of which one of the defendants is a member, approximately $53,000 of the Company's funds for eight months advance rental and a security deposit equal to two months of rent and subsequently used the purported rental payments as part or all of the down payment for the purchase of the real property leased by Colcord to the Company, without the authorization or approval of the executive officers of the Company; (3) failed to disclose that one of the members of Colcord was an officer of PureSoft; (4) entered into a lease with Colcord, without the authorization or approval of the executive officers of the Company; (5) paid Colcord an additional $23,539 for "office build out" and "office wiring," which were not required by or even referenced in the lease, without the authorization or approval of the executive officers of the Company; (6) paid themselves each a "bonus," without the authorization or approval of the executive officers of the Company; (7) paid a salary of $4,500 a month to a wife of one of the defendants for "accounting services"; and (8) did not disclose a warehouse lease to the executive officers of the Company, by which the Company was obligated to pay above market rates to an entity owned by one of the defendants. The Complaint contains claims for breach of fiduciary duty, breach of contract, conversion, and declaratory relief relating to the employment contracts, the lease with Colcord and the warehouse lease. The defendants deny the allegations in the Complaint.

The Company and defendants have discussed settlement of the Company's claims. Defendants contend that a settlement agreement was reached. The Company disagrees. Defendants have filed a motion to enforce the alleged settlement agreement, and the Company has opposed the defendants' motion. The motion is currently pending before the court.

Additionally, a Canadian company known as National Healthcare Manufacturing Corporation ("National") contacted the Company and alleged that the formulas for several of the products marketed by PureSoft and sold to the Company under the PureSoft Agreement were misappropriated from National by one of the defendants who previously worked for National. The Company is involved in ongoing discussions with National to investigate and attempt to resolve the issues
raised  in   National's allegations.


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

Exhibit #     Description
        2.1   Agreement  and Plan of Reorganization, dated August 10, 1998, between the Registrant, Linco, Linco Acquisition  Corp.
              and Edward Walker(1)
        2.2   Purchase Agreement dated as of March 15, 2000 among the
              Registrant and David Wilich, Frank Wilich, Jr., Gene Dubois and PureSoft Solutions, LLC, a New Hampshire limited liability company(7)
        3.1   Articles of Incorporation(2)
        3.2   Bylaws(2)
        3.3   Amendment to Articles of Incorporation changing name to First
              Scientific, Inc. and effecting a forward stock split(1)
        10.1  Non-qualified Stock Option Agreement with Jerral R. Pulley(3)
        10.2  Non-qualified Stock Option Agreement with Peter Sundwall, M.D.(3)
        10.3  1998 Stock Incentive Plan(4)
        10.4  Agreement with Weldon Phillips(5)
        10.5  Employment Agreement with Randy Hales(5)
        10.6  Consulting Agreement with Jerral R. Pulley(5)
        10.7  Consulting Agreement with Edward Walker(5)
        10.8  Exclusive License and Supply Agreement with Convatec
              (Confidential Testament Requested  for
              Certain Portions)(6)
        10.9  Employment Agreement with David Wilich(7)
        10.10  Stock Options Agreement with David Wilich, Frank Wilich and
               Gene Dubois(6)
        10.11  Stock Options Agreement with Randall Hales(8)
        10.12  Stock Options Agreement with Edward Walker(8)
        10.13  Stock Options Agreement with John Querio(8)
        10.14  Stock Options Agreement with Daniel Rucker(8)
        10.15  Stock Options Agreement with Jerilyn Huffaker(8)

   ___________________
  (1) Incorporated by reference to the same-numbered exhibit to the Form 8-K filed with the Securities and Exchange Commission October 2, 1998, by First Scientific.
  (2) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB, file No. 0-24378.
  (3) Incorporated by reference to the same-numbered exhibit to the Form 10-QSB filed with the Securities and Exchange Commission November 16, 1998.
  (4) Incorporated by reference from Quarterly Report on Form 10-QSB, filed on June 15, 1999.
  (5) Incorporated by reference to the same numbered exhibit to the form 10-QSB filed November 16, 1999.
  (6) Incorporated by reference from Amended Quarter Report on Form 10/QSB/A filed on March 8, 2000.
  (7) Incorporated by reference from Report on Form 8-K, filed on March 30,
      2000.
  (8) Filed herewith.

(b)   Reports of Form 8-K
      None.

                           SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     FIRST SCIENTIFIC, INC.
                           Registrant


DATED: November  19,  2001         By:    /s/  Randall L. Hales
                                   ------------------------------------
                                   Randall L. Hales, CEO, President and
                                   Principal Accounting Officer


