Form 10KSB
period 2001-12-31
FIRST SCIENTIFIC INC
filed 2002-04-17
CIK 925665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-KSB



                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                      For the year ended December 31, 2001
                         Commission File Number: 0-24378


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
                                                            --------------



There were 37,721,292 shares of common stock, $0.001 par value, outstanding as of December 31, 2001.



                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                                   FORM 10-KSB


                      THREE MONTHS ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                  Page

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheet (Unaudited) as of
     December 31, 2001                                                    3

     Condensed Consolidated Statements of Operations and
      Comprehensive Loss (Unaudited) for the years ended
      December 31, 2001 and 2000 and for the cumulative period
      from April 30, 1990 (date of inception) through December
      31, 2001                                                            4

       Condensed Consolidated Statements of Cash Flows (Unaudited)
        for the years ended December 31, 2001 and 2000, and for the cumulative period from April 30, 1990 (date of inception)
        through December 31, 2001.                                        5

       Notes to Condensed Consolidated Financial Statements
       (Unaudited)                                                        7


Item 2. Management's Discussion and Analysis or Plan of Operation        12


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                15

Item 5. Other Information                                                15

Item 6. Exhibits and Reports on Form 8-K                                 15

Signatures                                                               17




PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                 December 31,
                                                    2001
                                                 -----------
                                     ASSETS
Current Assets
   Cash                                               $    83,208
   Accounts receivable, net of allowance for
    doubtful accounts of $16,000 and $30,000,
    respectively
                                                          138,644
  Inventory                                               438,026
            Prepaid expenses and other assets               4,977
                                                      -----------
     Total Current Assets                                 664,855
                                                      -----------

Property and Equipment
  Equipment                                               428,201
  Leasehold improvements                                   83,763
  Less: Accumulated depreciation and
   amortization                                          (149,744)
                                                      -----------
          Property and Equipment, net                     362,220
                                                      -----------

Goodwill and Other Intangible Assets, net                      --

Other Assets                                               14,454
                                                      -----------

Total Assets                                          $ 1,041,529
                                                      ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
  Accounts payable                                    $   292,987
  Accrued liabilities                                     341,326
  Deferred revenue                                        131,801
  Customer prepayments                                     20,000
  Capital lease obligations, current
   portion                                                 11,696
  PureSoft purchase obligation to
   related party                                          240,000
                                                      -----------
    Total Current Liabilities                           1,037,810
                                                      -----------
Capital Lease Obligations, net of
 current portion                                           21,175

Mandatorily Redeemable Convertible Preferred Stock
 Series 2000-B, $1,000 stated value; 4,000
 shares authorized, 3,652 shares outstanding
 together with accrued dividends of $79,036
 (aggregate liquidation preference of $3,731,036)              --

Stockholders' Deficit
  Convertible Preferred Stock Series 2000-B,
   $1,000 stated value; 4,000 shares authorized,
   3,652 shares outstanding together with accrued
   dividends of $462,891 (aggregate liquidation
   preference of $5,027,891)                            5,027,891
  Common stock, $0.001 par value; 50,000,000
   shares authorized; 33,571,951 and 23,045,436
   shares outstanding, respectively                        33,572
  Additional paid-in capital                           17,175,752
  Deferred Compensation                                        --
  Accumulated deficit                                 (22,254,671)
                                                      -----------
    Total Stockholders' Deficit                           (17,456)
                                                      -----------

Total Liabilities and Stockholders' Deficit           $ 1,041,529
                                                      ===========

   See accompanying notes to the Condensed Consolidated Financial Statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                 Period from
                                                                April 30, 1990
                                               Years Ended         (date of
                                               December 31,      inception) to
                                        ------------------------ December 31,
                                            2001        2000         2001
                                        -----------  -----------  ------------
Revenues
 Products                               $   685,820  $   403,314  $  1,583,814
 Services and licenses                       40,755       83,016       418,718
                                        -----------  -----------  ------------
  Total Revenues                            726,575      486,330     2,002,532

Cost of Revenues
 Products                                   523,073      249,937     1,000,310
 Services                                     7,832       29,516       112,924
                                        -----------  -----------  ------------

  Total Cost of Revenues                    530,905      279,453     1,113,234
                                        -----------  -----------  ------------

Gross Profit                                195,670      206,877       889,298
                                        -----------  -----------  ------------
Operating Expenses
 Selling, general and administrative      2,902,396    4,423,530     9,713,563
 Research and development                   197,815      458,894       964,801
 Amortization of goodwill and other
  intangibles                               184,707      162,409       463,366
Acquired in-process research and
 development                                      -            -     3,776,440
Impairment of goodwill, equipment and
 building lease                           1,092,188            -     1,092,188
                                        -----------  -----------  ------------

   Total Operating Expenses               4,377,106    5,044,833    16,010,358
                                        -----------  -----------  ------------

Loss from Operations                     (4,181,436)  (4,837,956)  (15,121,060)
                                        -----------  -----------  ------------

Other Income (Expense)
 Interest income                              9,399       89,462       146,186
 Interest expense                            (9,592)     (22,705)     (130,551)
 Realized loss on marketable securities     (71,455)    (111,714)     (323,515)
                                        -----------  -----------  ------------

  Net Other Income (Expense)                (71,648)     (44,957)     (307,880)

Net Loss                                 (4,253,084)  (4,882,913)  (15,367,059)

Loss Before Income Tax Benefit           (4,253,084)  (4,882,913)  (15,428,940)
Income Tax Benefit                                -            -        61,881

Preferred Stock Dividends                (3,641,669)  (3,245,943)   (6,887,612)
                                        -----------  -----------  ------------

Net Loss Attributable to Common
 Stockholders                           $(7,894,753) $(8,128,856) $(22,254,671)
                                        ===========  ===========  ============
Basic and Diluted Net Loss
 Per Common Share                       $     (0.24) $     (0.39)
                                        ===========  ===========
Basic and Diluted Weighted-Average
 Common Shares Outstanding               33,571,981   20,947,879
                                        ===========  ===========
Comprehensive Loss
 Net loss                               $(4,253,084) $(4,882,913)
 Reclassification adjustment for
   realized losses on marketable
   securities included in net loss               --       16,903
                                        -----------  -----------

 Comprehensive loss                     $(4,253,084) $(4,866,010)
                                        ===========  ===========


 See accompanying notes to the Condensed Consolidated Financial Statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Period from
                                                                          April 30, 1990
                                                         Years Ended         (date of
                                                         December 31,      inception) to
                                                  ------------------------ December 31,
                                                      2001        2000         2001
                                                  -----------  -----------  ------------
Cash Flows From Operating Activities:
 Net loss                                         $(4,253,084) $(4,882,913) $(15,367,059)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Realized loss on marketable securities              71,455      111,714       323,515
   Depreciation and amortization                      276,236      220,786       640,288
   Property and equipment exchanged for rent            4,087            -         4,087
   Loss on disposal of property and equipment               -        5,573         5,573
   Non-cash compensation                               43,683      415,413       852,191
   Common stock issued for services                         -            -       124,355
   Common stock issued for purchased research
    and development                                         -            -     3,766,440
   Impairment of goodwill, equipment and
    bldg. lease                                      1,092,188           -     1,092,188
   Deferred income tax benefit                               -           -       (61,881)
   Changes in assets and liabilities, net
    of effects of the acquisition of
    PureSoft Solutions, LLC:
     Accounts receivable, net                           (1,731)    (19,143)     (115,807)
     Inventory                                        (116,125)   (267,837)     (419,224)
     Prepaid expenses and other current assets         114,061     (72,149)       25,361
     Other assets                                        7,749      19,342       (14,793)
     Accounts payable                                  (45,736)    182,086       259,702
     Accrued liabilities                                40,737     101,823       305,650
     Customer Deposits                                  15,450           -        15,450
     Deferred revenue                                 (215,338)    351,689       136,351
                                                  -----------  -----------  ------------
   Net Cash Used In Operating Activities            (2,966,368) (3,833,616)   (8,427,613)
                                                  -----------  -----------  ------------
Cash Flows From Investing Activities:
 Purchases of property and equipment                   (20,992)   (453,846)     (630,653)
 Cash received from sale of property                    36,215                    36,215
  and equipment
 Acquisition of PureSoft Solutions, LLC,
  net of cash acquired                                       -    (202,422)     (202,422)
 Proceeds from sale of marketable securities         1,328,545           -     1,631,392
                                                  -----------  -----------  ------------
  Net Cash Used In Investing Activities              1,343,768    (656,268)      834,532
                                                  -----------  -----------  ------------

Cash Flows From Financing Activities:
 Proceeds from issuance of notes payable                     -           -       275,565
 Principal payments on notes payable                         -     (69,590)     (225,565)
 Proceeds from loans from stockholders                       -           -       158,934
 Principal payments on loans from related parties            -    (400,000)     (486,500)
 Principal payments on capital lease obligations       (11,485)    (11,712)      (28,093)
 Proceeds from the issuance of Series 2000-A
  Preferred Stock                                            -   3,600,000     3,600,000
 Payment of preferred stock dividends                  (79,034)    (81,444)      (81,444)
 Proceeds from issuance of common stock                564,024   2,476,999     4,542,426
                                                  -----------  -----------  ------------
  Net Cash Provided By (Used In)
       Financing Activities                            473,505   5,514,253     7,676,289
                                                  -----------  -----------  ------------
Net Increase (Decrease) In Cash                     (1,149,095)  1,024,369        83,208

Cash at Beginning of the Period                      1,232,303     207,934             -
                                                  -----------  -----------  ------------
Cash at End of the Period                         $    83,208  $ 1,232,303  $     83,208
                                                  ===========  ===========  ============

 See accompanying notes to the Condensed Consolidated Financial Statements.

                     FIRST SCIENTIFIC, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED - (continued)



                                                      Years Ended December 31,
                                                      ------------------------
                                                         2001         2000
                                                      -----------  -----------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest              $     2,058  $    22,484

Supplemental Schedule of Non-cash Investing
 and Financing Activities:
  Acquisition of PureSoft Solutions, LLC:
  Fair value of assets acquired                                 -    1,735,509
  Liabilities assumed                                           -      183,730
  Promissory note                                               -      450,000
  Fair value of stock options issued                            -      261,779
  Member interest purchase obligation                           -      190,000
  Non-cash preferred stock dividends                            -    3,245,943
  Equipment acquired through capital lease obligations          -       33,021
  Stock option grants at less than fair value                   -      193,750
  Stock option forfeitures                                      -       20,634
  Common stock issued for marketable securities         1,400,000            -


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

The Company was in the development stage from inception (April 30, 1990) through December 31, 2000. The Company has incurred significant losses since its inception. As of December 31, 2001, the Company has an accumulated deficit of $22,254,671, a working capital deficit of $372,955 and $169,300 of accounts payable over 60 days past due. The Company used cash in operating activities of $2,966,368 during the twelve months ended December 31, 2001. These factors, as well as the risk factors set out in the Company's Annual Report on Form 10-KSB, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to fund the operations of the Company through proceeds from sales of debt and equity securities, and if necessary, the sale of certain of its assets and technologies. There can be no assurance that management's plans will be successful.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the book value may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. When recognized, impairment losses reduce the carrying amount of the asset to their fair value computed as the discounted estimate expected future cash flows. During the twleve months ended December 31, 2001 the Company reduced its marketing staff at its Ogden, Utah facility. In connection with this downsizing, the Company reviewed the related equipment and concluded the future undiscounted net cash flows may not be sufficient to recover the book value of that equipment. As a result, the Company recognized an impairment charge of $58,694 for the equipment. Additionally, a large section of leasehold office space became unused. Accordingly, the Company recognized an impairment charge on the leasehold commitment of $67,658, calculated as the portion of the lease unused and for which no sublease has been arranged. In addition, an impairment charge has been recognized for the PureSoft goodwill and property as described further in these notes to the financial statements. (See Note 2)

Net  Loss  Per  Common  Share-Basic and diluted net loss per  common  share  are calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. At December 31, 2001 and 2000, there were outstanding common stock equivalents resulting from options to purchase 12,278,767 and 6,223,135 shares of common stock, respectively, and 3,652 and no shares, respectively, of convertible preferred stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. At December 31, 2001 there were 3652 shares of convertible preferred stock, 10,526,575 shares of common stock, and 10,491,235 stock purchase options which contain anti-dillution provisions. Common shares issuable as a result of these provisions were excluded from the computation of diluted net loss per common share as their effect would have also been anti-dilutive.

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

As result of the actions of the former PureSoft owners described in Note 3 below, the Company has discontinued sales of three PureSoft products that are the subject of a claim asserted by National, as described in Note 3 below, terminated the employment of the former owners and closed the PureSoft office in New Hampshire. The Company also liquidated the PureSoft property and equipment and relocated the PureSoft marketing efforts to its Ogden, Utah offices. In light of these circumstances the Company evaluated the PureSoft assets and goodwill and recognized an impairment charge to operations to reduce the carrying amount of the goodwill to zero and the assets to their net realizable amounts. Impairment charges include goodwill impairment of $903,016 and property and equipment impairment of $62,820. The Company recognized a charge to cost of products sold of $21,873 for the cost of the PureSoft inventory written off.

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


NOTE 4-PREFERRED STOCK

The Company's authorized capital stock includes 1,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2001, there were 3,652 shares of Series 2000-B Convertible Preferred Stock ("Series B Preferred Stock") issued pursuant to an agreement (the "Series B Preferred Stock Agreement") with an entity controlled by an individual who is currently a director of the Company.

Accrued dividends of $79,036 at December 31, 2000 were paid in cash in January 2001. Dividends of $462,891 were accrued during the nine months ended September 30, 2001, however the Company did not make the required dividend payments. The Company has the option to pay these dividends in additional shares of Series B Preferred Stock and therefore these dividends are included in the preferred stock amount on the consolidated balance sheet at December 31, 2001. The Company's failure to pay the dividend for the quarters ended March 31, 2001 and June 30, 2001 triggered an event of noncompliance under the Series B Preferred Stock Agreement. On July 20, 2001, the Holder of the Series B Preferred Stock delivered to the Company a notice of redemption, which required the Series B Preferred Stock to be redeemed at 125% of the stated value of $1,000 per share plus accrued but unpaid dividends within ten days from the delivery of the notice. The increase in the carrying value of the Series B Preferred Stock resulted in the recognition of $1,313,000 in preferred stock dividends. In addition to the mandatory redemption, the dividend rate of the Series B Preferred Stock increased from 8 percent per year to 21 percent per year.

On July 30, 2001, the Company failed to meet the mandatory redemption requirement under the Series B Preferred Stock Agreement. Prior to the event of noncompliance, the Series B Preferred Stock was convertible at 80% of the average of the three lowest closing bid prices of the Company's common stock in the fifteen trading days prior to conversion. As a result of the Company's failure to pay the redemption price when due the conversion price decreased by $0.50 per share and the Company's right and obligation to redeem the Series B Preferred Stock terminated. Accordingly, the Series B Preferred Stock was reclassified from mandatorily redeemable convertible preferred stock to convertible preferred stock in the accompanying balance sheet at December 31, 2001. Due to this reduction, the Series B Preferred Stock is now convertible at its par value of $0.001 per share. Notwithstanding this conversion price, the holder has agreed that the Series B Preferred Stock will be converted into no more than 42% of the Company's fully-diluted issued and outstanding common stock. The reduction of the conversion price is a modification that is considered to be a beneficial conversion option of the Series B Preferred Stock. The Company recognized the increase from the beneficial conversion option as preferred stock dividends in the amount of $1,865,778 during the year ended December 31, 2001. The aggregate dividend requirement for the Series B Preferred stock is $958,650 annually.

After the Series B Preferred Stock was issued, the Company issued common stock and granted stock options. (See Notes 5 and 6.) Under the conversion terms of the Series B Preferred Stock that limit the number of shares issuable upon conversion to 42% of the fully-diluted common shares outstanding, the issuance of the common stock and stock options increased the number of common shares issuable upon conversion of the Series B Preferred Stock. If the Series B Preferred Stock is converted into the modified number of common shares, the discounted value of those common shares would be zero due to the time required to sell the shares at the current trading volume of the Company's common stock. The value of the resulting modified beneficial conversion option was less that the beneficial conversion option previously recognized and no additional value was recognized from the modification to the conversion option.

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

On June 6, 2001, the Company entered into another stock purchase agreement with the same director as above to purchase 8,006,869 common shares for $1,000,000, or $0.12 per share. During June and July, the Company received marketable securities valued at $1,000,000, as consideration. The market value of the Company's common stock on June 6, 2001 was $0.08; accordingly, no compensation to the director was recognized from the modification of the purchase price of the 629,912 common shares from $0.32 to $0.12 per share.


The March 29, 2001 and June 6, 2001 stock purchase agreements include anti-dilution provisions for a period commencing on June 6, 2001 until the earlier of
(i) December 31, 2001 or (ii) the date of conversion of the Series B Preferred Stock and as long as the director continues to own and hold all of the 10,526,515 shares purchased from the Company (the "Purchased Shares"). The anti-dilution provision requires the Company to issue sufficient additional shares of common stock to the director at no cost so that the Purchased Shares represent an aggregate of 31.3 percent of the issued and outstanding shares of the common stock of the Company on a fully-diluted basis.

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

NOTE 6 - STOCK OPTIONS

During the twelve months ended December 30, 2001, 1,266,000 employee stock options were forfeited due to termination of employment.

During August 2001, the Company issued options to employees of the Company to purchase 7,763,514 shares of common stock at $0.001 per share. Of the 7,763,514 options granted, 3,105,406 vested on the date granted and the remaining vest over the subsequent two years. The options are exercisable for five years and can be exercised by surrendering shares of common stock or cash. Additionally, the options contain an anti-dilution provision such that they are collectively convertible into common shares representing an aggregate of 18.5 percent of the issued and outstanding shares of the common stock of the Company on a fully diluted basis. Accordingly, the options are accounted for as variable options. Compensation expense in connection with these options of $102,825 was recognized during the twelve months ended December 31, 2001. On the date granted, the options had a fair value of $0.05 per share based on the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.62 percent, volatility of 262 percent, expected dividend yield of 0 percent, and an expected life of five years.

During August 2001, the Company issued options to an individual consultant to purchase 2,727,721 shares of common stock at $0.001 per share. Of the 2,727,721 options granted, 1,091,088 vested on the date granted and the remaining vest over the subsequent two years. The options are exercisable for five years and had a fair value of $0.05 per share based on the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.62 percent, volatility of 262 percent, expected dividend yield of 0 percent, and an expected life of five years. Additionally, the options contain an anti-dilution provision such that they are convertible into common shares representing 6.5 percent of the issued and outstanding shares of the common stock of the Company on a fully diluted basis. The Company recognized compensation relating to these options based upon their fair value and recognized $61,198 of compensation expense for consulting services during the twelve months ended December 31, 2001.

The value of anti-dilution features in the options described above was measured at the grant date. However, if the anti-dilution provisions become effective, the fair value of the underlying common stock would be discounted to zero due to the time required to sell the shares issued at the current trading volume of the Company's common stock, and therefore has been assigned no value.

After taking into account the above option activity, the Company had 12,278,767 options outstanding at December 31, 2001.

Had compensation for stock options granted to employees been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, pro forma net loss and basic and diluted loss per common share would have been increased to the following:

                                          Twelve Months Ended
                                               December 31,
                                       -----------------------------
                                          2001             2000
                                       ------------    -------------
       Net loss as reported            $ (4,253,084)   $  (4,882,913)
       Net loss pro forma                (4,253,084)      (4,882,913)
       Basic and diluted loss per
         common share as reported             (0.28)           (0.39)
       Basic and diluted loss per
         common share pro forma               (0.28)           (0.39)


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


Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements as of and for the twelve months ended December 31, 2001 and related notes thereto together with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Whenever in this discussion the term "First Scientific" or the "Company" is used, it should be understood to refer to First Scientific, Inc. and its wholly owned subsidiaries on a consolidated basis, except where the context clearly indicates otherwise.

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

Subsequently, a Canadian company known as National Healthcare Manufacturing Corporation ("National") contacted the Company and alleged that the formulas for several of the products marketed by PureSoft and sold to the Company under the purchase agreement between PureSoft and the Company were misappropriated from National by one of the defendants who previously worked for National. The Company is involved in discussions with National to investigate and attempt to resolve the issues raised by National's allegations.

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

Outlook

The Company's cash requirements through the end of 2001 will vary based upon a number of factors including, but not limited to, continuing research and development levels, increased market development activities, facilities enhancements, additional personnel, travel and other expenses related to projected growth. With respect to the year 2001, the Company expects that additional cash funding will be needed beyond the $1,000,000 received in connection with the sale of 8,006,869 shares of common stock to an individual who is a director of the Company on June 6, 2001. While the Company has continued to reduce its recurring operating expenses during the twelve months ended December 31, 2001 compared to the three months ended September 30, 2001, the Company expects that additional funding will be required to meet operating needs and remain a going concern. In April 2001, the Company began implementing further cost reductions and hoped to reduce monthly expenses to a level approaching $150,000 per month beginning in the third quarter. At the end of the third quarter the company had successfully reduced its monthly expenses to $97,000 per month. During the quarter the Company charged operations for an inventory impairment for goods returned from a customer to whom a credit was given.

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

Results of Operations

Twelve months ended December 31, 2001 compared to the twelve months ended December 31, 2000

During the twelve months ended December 31, 2001, the Company recorded revenues of $726,575, reflecting a increase of $240,245, or 149 percent, compared to the same period in the previous year. Selling, general and administrative expenses were $2,902,396 and $4,423,530 during the twelve months ended December 31, 2001 and 2000, respectively, representing a decrease of $1,521,134. The decrease over the prior year is due to the closing of the PureSoft office and other consolidating efforts in order to focus on core business opportunities. Payroll expenses decreased $xxx,xxx and marketing, sales and travel expenses decreased by $xxx,xxx due to the reduction of sales and other support staff. Consulting, legal, investor relations, professional fees and various miscellaneous expenses decreased $xxx,xxx due to consolidating efforts in order to focus on core business opportunities which took place during the twelve months ended December 31, 2001.

The Company incurred research and development expenses of $197,815 during the twelve months ended December 31, 2001, a decrease of $261,079 compared to the same period in the previous year. This decrease was due to the completion of the Company's testing facilities, including a new lab and personnel to support testing at the lab.

Liquidity and Capital Resources

First Scientific had cash of $83,208 as of December 31, 2001, representing a decrease of $1,149,095 from December 31, 2000. As of December 31, 2001 First Scientific had a negative working capital $372,955. The Company had an accumulated deficit of ($22,254,671) at December 31, 2001, most of which had been funded out of proceeds received from the issuance of stock. This deficit includes $3,776,000 attributable to non-recurring charges for the purchase of in -rocess research and development and $3,782,000 attributable to dividends and beneficial conversion features on preferred stock. The remaining deficit resulted primarily from costs incurred in connection with research and development; compliance of its proprietary products with FDA requirements; and operating expenses related to startup sales, marketing and administration.

Historically, the Company has financed its operations principally through loans, private placements of equity securities, and minimal product sales. First Scientific used net cash of $x,xxx,xxx in operating activities during the twelve months ended December 31, 2001 related primarily to the net loss from operations. In the short term, the Company will be dependent on a few large customers for the bulk of the Company's revenue. Until a broader base of customers is established, the loss of one such customer could have a serious, material adverse effect on the Company's operating viability. Because the Company presently has limited revenue, the Company will rely primarily on cash balances and proceeds from the sale of its equity and debt securities to satisfy future capital requirements. There can be no assurance that the Company will be able to secure this funding or that the terms of such financing will be favorable to the Company. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company may result in substantial dilution to the stockholders of the Company, particularly in light of certain anti-dilution rights held by certain shareholders of the Company.

Forward-Looking Statements

When used in this Form 10-KSB and in other filings by First Scientific with the SEC, in First Scientific's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of First Scientific, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.

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


Item 5.  Other Information

In February 2002, Randall L. Hales, resigned as the Company's Chief Executive Officer, President and Chairman of the Board of Directors to pursue other interests. E. Todd Heiner was subsequently appointed by the Board of Directors to serve as the Chairman of the Board of Directors.


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

      (2)Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB, file No. 0-24378.

      (3)Incorporated by reference to the same-numbered exhibit to the Form 10-QSB filed with the Securities and Exchange Commission November 16, 1998.

      (4) Incorporated by reference from Quarterly Report on Form 10-QSB, filed on June 15, 1999.

      (5)Incorporated by reference to the same numbered exhibit to the form 10-QSB filed November 16, 1999.

      (6)Incorporated by reference from Amended Quarter Report on Form 10/QSB/A filed on March 8, 2000.

      (7) Incorporated by reference from Report on Form 8-K, filed on March 30, 2000.

      (8) Filed herewith.

(b)       Reports of Form 8-K
          None.



                           SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     FIRST SCIENTIFIC, INC.
                           Registrant


DATED: April 15,  2002        By:    /s/  E. Todd Heiner
                                 -----------------------
                                   E. Todd Heiner, CEO,
                                   Principal Accounting Officer and
                                   Principal Financial Officer